Form 10KSB40
period 2000-12-31
CELEBRITY SPORTS NETWORKS INC
filed 2001-04-16
CIK 1125557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 2000

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File Number: 0-31945

                         CELEBRITY SPORTS NETWORK, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                          84-1521645
           --------                                          ----------
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)

1869 W. Littleton Boulevard                                     80120
----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (303) 703-9831
                                                    --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ x ]

The issuer's revenues for its most recent fiscal year were $0

There currently is no market for the Company's stock. The aggregate market value of the 250,000 shares of voting stock held by non-affiliates of the Company as of March 31, 2001 was $125,000 based on the last sale of $.50 per share in a limited public offering conducted by the Company in the third quarter of 2000.

The number of shares outstanding of the issuer's common equity as of March 31, 2001 was 1,940,000.


Document incorporated by reference: None

Transitional Small Business Disclosure Format (check one):

         Yes __         No x

                                TABLE OF CONTENTS



PART I.......................................................................  1

   ITEM 1.  DESCRIPTION OF BUSINESS..........................................  1
     Background..............................................................  1
     Industry Background and Competition.....................................  3
     Employees...............................................................  4

   ITEM 2.  DESCRIPTION OF PROPERTY..........................................  4

   ITEM 3.  LEGAL PROCEEDINGS................................................  4

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  5


PART II......................................................................  5

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........  5
     Potentially Limited Trading Market......................................  5
     Market Price............................................................  5
     Holders.................................................................  5
     Dividends...............................................................  5

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........  6

     Introduction............................................................  6
     Liquidity...............................................................  6
     Results of Operations...................................................  7

   ITEM 7.  FINANCIAL STATEMENTS.............................................  8

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................  8


PART III.....................................................................  8

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  8
     Officers and Directors..................................................  8

   ITEM 10. EXECUTIVE COMPENSATION........................................... 10

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 10
     Changes in Control...................................................... 11

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 11
     Miscellaneous........................................................... 12


PART IV...................................................................... 12

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................. 12


SIGNATURES................................................................... 14


PART F/S.....................................................................F-1

                           Forward Looking Statements

     This Report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about the future of the marketing and promotion industry, statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.

                          Reference to Other Documents

     The descriptions in this Report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with this report or otherwise filed with the Securities and Exchange Commission. See "Item 13. Exhibits and Reports on Form 8-K."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background
----------

     Celebrity Sports Network, Inc. is a Colorado corporation organized on August 27, 1999. The Company was formed in an effort to broaden the scope of appearances available to current and former professional athletes. The Company also hopes to assist these athletes in refining their speaking and presentation skills to increase their marketability. The Company's executive offices are located at 1869 W. Littleton Boulevard, Littleton, Colorado 80120, phone number
(303) 703-9831 and web site address www.celebsports.com.

     The Company presently has fifty-four shareholders, no revenues and extremely limited capitalization. The Company raised $124,500 in a limited public offering in Colorado exempt from the registration requirements of applicable Federal securities laws. Proceeds from that offering have been used to repay obligations, for administrative expenses and as working capital for future operations. The Company registered its common stock under the Securities Exchange Act of 1934, effective January 13, 2001.

Plan of Operation
-----------------

     The Company's plan of operation is to obtain a roster of qualified clients and market their service to end-users for a profit. The success of this plan is dependent on three primary factors: (i) obtaining a roster of qualified, marketable personalities; (ii) successfully marketing their services to end-users; and (iii) structuring the transactions in a way to generate revenue to the Company. Due to its status as a development stage entity, the Company has only recently embarked on its plan. The success of the Company's business plan remains uncertain.

     The task of evaluating and attracting qualified clients will fall primarily on the Company's president, David Preston. Mr. Preston has undertaken efforts to formally develop a roster of qualified clients. Through his contacts with the Denver Broncos, Mr. Preston has access to both current and retired members of the organization, which should provide a ready source of talent. Due to his participation and contacts with the Denver Broncos, Mr. Preston will also have access to other existing and former professional football players. The anticipated group will form the nucleus for the Company's initial roster.

     If the Company is successful in reaching an agreement with a number of athletes, efforts will be undertaken to market their service to third party users. Such marketing will be conducted through a variety of means, including print advertising, word-of-mouth referrals, maintenance of a Web page and direct mailings. The Company will endeavor to contact end-users directly, as well as through intermediaries such as incentive houses, event planners and destination management companies. While no formal marketing or feasibility studies have been conducted on the Company's behalf, management believes a sufficient market exists for speaking and appearances. Due to the wide exposure of professional sporting events via radio, television and print media, athletes enjoy a favorable reputation with the public at large. The most famous athletes are highly sought for speaking engagements. It will be the Company's objective to inform the public of the availability of lesser-known athletes whose services are more reasonably priced.

     Venues for the Company's clients are potentially numerous. Large and medium size corporations often hire public speakers to motivate employees and reward past accomplishments. Celebrities, including professional athletes, are also utilized as a means of marketing and promotion for those entities including appearances at trade shows and special events. Recognizable examples include Michael Jordan and Tiger Woods as spokespersons for Nike and John Elway for an automobile retailer. Significant funds are expended each year to retain the services of celebrities on behalf of corporate image and product sales.

     The Company's personnel will also target charities and other nonprofit organizations. These organizations frequently use celebrity speakers in conjunction with fund-raising activities to attract participants. Such activities include banquets, golf tournaments, auctions and advertisements. Again, well-recognized athletes are highly sought by these organizations. It will be the Company's goal to match lesser-known athletes with smaller charities desiring their services.

     A third source of potential customers includes government and quasi-government agencies, including school systems. Due to their status as recognizable public figures, athletes are highly sought as role models for school-aged children. While celebrities donate many of these appearances, management of the Company will endeavor to expand the number of such appearances as a means of promoting its services for private events.

     The final factor affecting the success of the Company's business plan will be the structure of the fee arrangement between the client and the end-user. It is out of this fee which the Company will collect its revenue. Management anticipates utilizing a combination of flat fees and percentage fees, depending on the event. In general, management anticipates that the Company will charge a flat fee for those events generating smaller fees to the athlete as a means of covering the overhead necessary to represent the client. Larger appearances may be structured as a percentage of the fee paid to the athlete or a combination of a flat fee and percentage, depending on the needs and objectives of the athlete. More specifically, the Company might charge a percentage fee for scheduling an appearance at a grand opening, autograph session, or awards banquet.

     Fees for individual client appearances such as these can range from $500 to $25,000, depending upon the nature of the event and the magnitude of the client. In this case it would be appropriate to charge a percentage rate of 10% to 20% of the fee collected. Another example would be to arrange for a group of celebrities to attend an event where the sponsor agrees in advance to compensate the group at a set fee. In this instance, a group of celebrities would be obtained for placement at the customer's event, and the Company would pay a prearranged fee to each celebrity and retain a flat fee to cover expenses. A third example would be to arrange for a guest speaker at a sports banquet, conference or special event. The fee for this type of appearance is potentially greater.

     Other methods of generating revenues, such as endorsement contracts, merchandise agreements, etc., may develop over time and management will be receptive to those types of opportunities. In any case, the fee amounts charged for the celebrity appearance, and that portion ultimately collected by the Company, will increase relative to the prominence of the celebrity. The costs to attend the events featuring the celebrities and the size of the audience will not generally relate to the fees charged. Due to the infancy of the Company's plan, no projections can be made as to the amount or timing of revenue.

Current Prospects
-----------------

     Since the beginning of 2001, the Company has been in the process of organizing a national ten-city pro-am golf tournament to take place later this year. It is anticipated that this national charity tournament tour would be co-sponsored by the Company and require approximately 300 celebrity participants. The tournament will allow individual and corporate entities to buy teams in which they can participate with local golf pros and celebrities. The celebrities would participate at no cost, and have the opportunity to network with prospective customers and prospect for endorsements. Prize money will be awarded to the local pros, and the entrants, including the celebrity participants, have the opportunity to win a trip to the National Pro-Am event to be held in Cabo San Lucas, Mexico. This event is still in the planning phase, and is subject to successfully arranging for courses, golf pros, celebrity participants and sufficient sponsors.

     The Company's primary role is to retain the celebrities to participate in the tour. The Company has negotiated an arrangement with its co-sponsor, Pro-Players Network, Inc., that it will earn a percentage fee based upon the gross revenues generated. Additionally, it is an opportunity for the Company to grow its database on a national basis.

     In addition, the Company anticipates finalizing arrangements to organize charity golf events for certain corporate sponsors in the upcoming quarter, including an event for a major national company. At this stage, the Company cannot anticipate the amount of revenues, if any, to be generated by these events.

Industry Background and Competition
-----------------------------------

     The industry within which the Company proposes to operate may be described as marketing and promotion. However, the Company expects to operate in only a small segment of that industry representing sports personalities, to promote public speaking and appearances. This latter group is poorly defined and highly fragmented, in the opinion of management. The group is comprised of a wide array of participants, from business divisions of large advertising agencies to individual agents representing one or more personalities. In the opinion of management, competition is greatest to obtain personalities with the most recognized name and marketability.

     Due to the Company's status as a newly organized, developmental stage entity, it will likely be at a competitive disadvantage with regard to existing entities. In addition to its status as a new entity, the Company has limited working capital and personnel. However, management believes it has a realistic opportunity to compete with existing participants.

Employees
---------

     The Company currently has one employee, David Preston, who serves as its President and Chief Executive Officer. David Preston will oversee all of the Company's operations and be primarily responsible for retaining athletes to serve as professional speakers. Additional individuals will be retained as independent contractors for the foreseeable future.

     Depending on the availability of working capital and the success of its marketing, the Company may also obtain the services of a part or full-time administrative assistant to help with bookkeeping, billing, scheduling and other administrative matters. In the absence of such an individual, Company employees or independent contractors will perform that function.

     The Company will also retain the services of various consultants from time-to-time to supplement its employees. Examples include attorneys and accountants to assist with regulatory and compliance matters and management and financial consultants to assist with strategic planning, marketing and promotion. Management does not believe obtaining qualified individuals will be a material impediment to the success of its business plan.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. The Company has executed a lease agreement with an independent entity, effective January 1, 2000 to occupy its administrative and executive facilities located at 1869 W. Littleton Boulevard, Littleton, Colorado. The lease covers approximately 400 square feet and allows the Company access to secretarial space, reception services, conference and other common areas on a non-exclusive basis. The Company will pay an aggregate of $500 per month plus expenses of common area maintenance for this space which the Company believes will be sufficient for the Company's needs for the foreseeable future. The lease may be terminated upon 30 days notice from either party.


ITEM 3. LEGAL PROCEEDINGS

     The Company knows of no legal proceedings or other regulatory procedures pending or threatened that involve the Company, its property or any of the principal shareholders, officers or directors in their capacities as such, nor are there any unsatisfied judgments against the Company. No such legal proceeding is known by management to be contemplated.

     In the future, we may be party to routine matters of litigation relating to our business, which we do not believe will have a material effect on our financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Potentially Limited Trading Market
----------------------------------

     There is no trading market for the Company's Common Stock at present and there has been no trading market to date. Management has undertaken discussions with a prospective market maker concerning the participation of such market maker in the aftermarket for the Company's securities, and has submitted a Form 211 application seeking NASD approval for listing its securities. The Company has not yet received such authorization, and there is no assurance that such efforts will be successful or that a market will develop. Purchasers of the Common Stock may therefore have difficulty selling their shares, should they desire to do so.

Market Price
------------

     The Company's Common Stock is not quoted at the present time.

Holders
-------

     There are fifty-four holders of the Company's Common.

Dividends
---------

     No dividend has been declared or paid by the Company on its shares of Common Stock since inception and no dividends on shares of Common Stock are contemplated in the foreseeable future. Any earnings of the Company will be reinvested in the Company's business for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction
------------

     Celebrity Sports Network, Inc. is a development stage entity organized on August 27, 1999. Activities of the Company to date have been limited to organizational efforts and obtaining financing. The Company had no revenues in fiscal year 2000, and has very limited revenues since that time.

     The following information discusses the financial condition and results of operation of the Company for the year-ended December 31, 2000 and for the period from inception to December 31, 1999. For more complete information, reference is made to the financial statements included with this Form 10-KSB.

     Due to the absence of operating history, management has little or no basis to predict revenue or profitability for the current and upcoming fiscal year. Results of operations will depend in part upon the success of the Company's development of a roster of celebrity speakers and marketing to end-users, as well as general economic conditions.

Liquidity
---------

     December 31, 2000. At December 31, 2000, management believed the Company had sufficient liquidity and capital to meet its needs for the next twelve months. The Company's working capital at December 31, 2000 consisted of $69,298 of cash and current liabilities of $17,257, or working capital of $52,041. Working capital at December 31, 2000 represented an increase of $61,360 from fiscal year end December 31, 1999. That increase resulted from a limited public offering conducted by the Company primarily in the third quarter of the last fiscal year. Liabilities at December 31, 2000 consisted of accounts payable and accrued expenses in the amount of $17,257. Proceeds from the recent offering and issuance of short-term debt represent all of the Company's cash flow for the period ended December 31, 2000.

     During the year ended December 31, 2000, the Company issued an aggregate of 249,000 shares of Common Stock in a limited public offering for total proceeds $124,500, or $.50 per share. Offering costs for the offering were $8,500. The stock was sold by officers and directors of the Company and accordingly, no commissions were paid in connection with the offering. A portion of the proceeds was used to repay outstanding indebtedness to related parties, along with other outstanding expenses. Approximately $10,000 was spent during the 2000 fiscal year on development of our website. The remainder of the proceeds is available for operations.

     A portion of the working capital available at December 31, 2000 will be spent on professional fees and expenses, including legal and accounting expenses incurred in connection with required filings with the Securities and Exchange Commission. Remaining funds will be used by the Company to pay operating expenses. Capital requirements for the next twelve months include cash to pay vendors, employees and other general and administrative expenses. Management believes that a significant amount of the working capital will be devoted to expenses incurred in developing a roster of speakers (clients) and marketing expenses to arrange speaking or appearance engagements for the Company's clients. Management is of the opinion that the Company is totally dependent on commencement of operations and achievement of profitability or the obtaining of additional financing to continue as a going concern.

     December 31, 1999. The Company's working capital at December 31, 1999 consisted of $1400 of cash and current liabilities of $10,719, or a working capital deficit of $(9,319). Liabilities consisted of notes payable to officers in the amount of $10,500 and $219 in accrued interest payable. Proceeds from issuance of short-term notes represented all of the Company's cash flow for the period ended December 31, 1999. In the opinion of management, the Company's financial condition at December 31, 1999 warranted additional efforts to increase liquidity and available cash. As a result, the limited public offering discussed above was conducted.

     During the period ended December 31, 1999, the Company issued an aggregate of 1,700,000 shares of Common Stock for services valued at $1,700 or $.001 per share. The Company also received $2,000 in additional paid-in capital, representing the estimated fair market value of its facilities provided by an officer and shareholder.

Results of Operations
---------------------

     December 31, 2000. During the year ended December 31, 2000, the Company realized a net loss of $46,763, or $(.03) per share, on no revenue. Material operating expenses for the period included $12,463 in compensation to the Company's President, its only full-time employee, $5,000 in consulting fees, $17,363 in professional fees, $2,405 for contract labor and $6,000 for rent. The consulting fees were incurred pursuant to a consulting agreement entered into in January of 2000 for consulting services related to business plan development, developing a marketing plan, client development and general business development. The professional fees were incurred in connection with the filing of a registration statement and preparation of the Company's limited public offering.

     Additionally, the Company repaid $26,082 in notes to directors and officers of the Company, including $25,000 in principal and $1,082 in interest. Management of the Company is of the opinion that the Company will continue to incur losses until such time, if ever, that the Company obtains a roster of qualified celebrities to generate revenues sufficient to cover operating and other expenses.

     December 31, 1999. For the period ended December 31, 1999, the Company realized a net loss of $7,519, or less than $(.01) per share, on no revenue. Operating expenses for the period included $1,700 in stock-based compensation, $3,500 for professional fees and $2,100 for rent and miscellaneous items.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     The Company has retained its accountants, Cordovano and Harvey, P.C., 201 Steele Street, Suite 300, Denver, Colorado 80206 since its inception and there are no disagreements with the findings of said accountants.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors
----------------------

     The following individuals presently serve as officers and directors of the
Company:

Name                           Age                Position
----                           ---                --------

R. David Preston               45         Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Scott M. Thornock              41         Secretary, Treasurer and Director

----------

     Messrs. Preston and Thornock should be considered "founders" and "parents" of the Company (as such terms are defined by rule under the Securities Exchange Act of 1934, as amended), inasmuch as each has taken initiative in founding and organizing the business of the Company.

     Mr. Preston presently serves the Company as an employee pursuant to an employment contract, although his position as officer is at the will of the Board of Directors. Mr. Thornock serves at the will of the Board of Directors. All of the Directors are currently serving a term of office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Each of the foregoing individuals has served in his current position since the Company's inception in August 1999.

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

     R. DAVID PRESTON. Mr. Preston is currently the president and sole shareholder of Preston & Associates, Inc., a privately-owned, Denver based real estate appraisal firm, a position he has occupied since 1992. Preston & Associates is active in the residential real estate market along the front range of Colorado. Mr. Preston is also the Managing Member and holds a 50% membership interest in RDP Asset Management, LLC, a Colorado limited liability company formed in November of 1999 to manage portfolios of assets. In March of 2001, Mr. Preston became a director of Sports Information & Publishing Corp., a private Colorado corporation organized to publish and distribute sports-specific online publications. Mr. Preston was the President and CEO of Cash Flow Marketing, Inc., a Colorado corporation, from July 1997 to December 1998, until its merger with Mediquik Services, Inc. Prior to his association with those entities, Mr. Preston served as the head of the appraisal department for Colorado National Bank (now US Bank), a position he occupied from 1985 to 1993. Prior to that, Mr. Preston played in the National Football League where he spent all but one year with the Denver Broncos. He retired as the fourth leading rusher in Bronco history as a running back. In addition to these positions, Mr. Preston has been active as an investor in numerous business ventures, including restaurants, real estate development and oil and gas.

     Mr. Preston graduated with a bachelor of science, business administration in business management from Bowling Green University in 1977.

     SCOTT M. THORNOCK. Mr. Thornock has been the sole owner and manager of Paragon Real Estate and Development, LLC, a private Colorado company engaged in residential real estate development since November 1995. Simultaneously, he is the president, chief financial officer, secretary and a director of Nicklebys.com, Inc., a publicly-held corporation engaged in marketing and sale of fine art, antiques and collectibles on the Internet and president, treasurer and a director of Posteralley.com, an publicly-held internet antique poster company. Mr. Thornock has occupied these positions since January 1999 and July 1999 respectively. Since March of 2000, Mr. Thornock has been a director and principal shareholder of JDLphotos.com, Inc., a private Colorado corporation in the business of sales of artistic photographic reproductions, and, since September of 2000, he has acted as a Manager of Triumphant, L.L.C, a private Colorado corporation specializing in consulting and business development. Mr. Thornock has also been a principal in approximately thirty-seven single-purpose real estate development companies since 1996, over twenty of which are still active. These entities were formed to acquire, develop, construct and sell real estate projects.

     Mr. Thornock served as president, chief financial officer, secretary and a director of Perseus Art Group, Inc., a publicly-held Colorado corporation ("PAG"), from the date of PAG's inception on June 26, 1998, until his resignation on May 12, 1999. He served as the president, chief executive officer, treasurer and a director of Triad Development Corp., a publicly-held Colorado corporation, from the date of its inception on October 31, 1997, through the date of his resignation, and the transfer of a majority of his equity interest in the company, on April 2, 1999. Mr. Thornock served as the president, chief executive officer, treasurer, chief financial officer and director of Perfection Development Corporation ("PDC"), from April 18, 1997, the date of the organization of the company, through October 2, 1998, on which date he resigned as an executive officer and director of, and disposed of a portion of his equity ownership interest in, PDC. Mr. Thornock served as the vice president, chief financial officer, secretary and a director of Thor Management Group, Inc., from the date of that company's inception on January 9, 1998, through June 19, 1998, on which date control of the company changed and Mr. Thornock resigned his positions as an executive officer and director of the company. He served as the president, chief executive officer and a director of Pegasus Development Group, Inc., a publicly-held Colorado corporation, from the date of its organization on December 23, 1996, through October 22, 1997, on which date Mr. Thornock resigned as executive officer and director of, and disposed of his entire equity interest in, the company. He was also associated with Flanagan LaMee Real Estate, LLC as a real estate broker's associate from December 1995 through January 1997.

     Mr. Thornock received a bachelors of arts degree in history and a masters degree in business management from the University of Colorado in 1982 and 1994 respectively.

     No family relationships exist among the officers or directors of the Company.


ITEM 10. EXECUTIVE COMPENSATION

     David Preston serves the Company pursuant to a one-year employment contract effective July 15, 2000. Mr. Preston is compensated at the rate of $24,000 per annum and is entitled to participate in employee benefit plans maintained by the Company, including insurance, stock option and profit sharing plans. The employment contract is renewable from year-to-year unless terminated by either the employee or the Company upon not less than 90 days advance written notice. No stock options were issued to Mr. Preston during 2000, and he held none at the year-end. The other officer presently serves without compensation.

     Directors are not compensated in their capacities as such, although each is entitled to be reimbursed for travel and other expenses incurred in connection with attendance at meetings. All of the officers, directors and employees are entitled to participate in the Stock Option Plan maintained by the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are a total of 1,940,000 shares of Common Stock of the Company outstanding, the only class of voting securities of the Company currently outstanding. The holders of Common Stock are entitled to one vote for each share held by them of record.

     The following tabulates holdings of Common Stock of the Company by each person who, as of the date of this Annual Report, holds of record or is known by management of the Company to own beneficially more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The table does not reflect up to 2,000,000 shares of Common Stock underlying the Company's Stock Option Plan. The shareholders listed below have sole voting and investment power.

Name                            Number of Shares    Percent of Voting Securities
----                            ----------------    ----------------------------

R. David Preston                    1,640,000                 84.54%
1869 W. Littleton Blvd.
Littleton, Colorado 80120

Scott M. Thornock                      50,000                  2.58%
1422 Delgany Street, Suite 12
Denver, CO 80202

All Officers and Directors
as a Group (2 persons)              1,690,000                 87.11%
----------------------

Each of the individuals listed in the foregoing table are officers and directors of the Company.

Changes in Control
------------------

     The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Initial Capitalization
----------------------

     As of October 15, 1999, the Company completed its initial capitalization by issuing an aggregate of 1,700,000 shares of Common Stock for aggregate consideration of $1,700, consisting of services rendered to the company. Of that amount, 1,640,000 shares were issued to Mr. Preston, 50,000 shares to Mr. Thornock and 10,000 shares to Ms. Robbin Minkel, a former director and officer, for a price of $.001 per share. Messrs. Preston and Thornock and Ms. Minkel were the sole members of the Board of Directors approving that transaction on behalf of the Company. Ms. Minkel resigned from the Company as an officer and director effective October 23, 2000 and returned 9,000 shares of Common Stock to the Company for cancellation.

     Also effective October 15, 1999, the Company borrowed an aggregate of $10,500 from two of its shareholders, Messrs. Preston and Thornock. These loans are represented by promissory notes, bear interest at the rate of 10% per annum and were paid in full on September 15, 2000. During the nine months ended December 31, 2000, Mr. Preston loaned the Company an additional $14,500 bearing interest at the rate of 10% per annum. These additional loans were also repaid in full on September 15, 2000.

Miscellaneous
-------------

     During the period from inception to December 31, 1999, the Company occupied office space and received administrative services pursuant to an informal arrangement with its president, David Preston. The Company occupied space in an office located in Mr. Preston's residence on a month-to-month basis and received secretarial and administrative services from an entity with which Mr. Preston is affiliated. Such services were provided to the Company for no charge, but the Company expensed $500 per month on its financial statements, based upon the estimated fair market value of the services received by the Company. Effective January 1, 2000, the Company relocated its office pursuant to a lease with an unaffiliated party.

     Effective January 6, 2000, the Company executed a Consulting Agreement with Paragon Real Estate and Development, LLC, a Colorado limited liability company. This agreement provided the Company with management consulting services in exchange for the payment of $5,000. Scott Thornock, an officer and director of the Company, is also the sole owner and manager of Paragon. The services to be provided under the Consulting Agreement have been completed and payment has been made in full.

     Management of the Company is of the opinion that the foregoing transactions were no less favorable than could have been obtained from unaffiliated third parties.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

No.    Description
---    -----------

(2)    Not applicable

(3)    Charters and by-laws

       (i) Articles of Incorporation, as filed with the Colorado Secretary of State on August 27, 1999;(1)

       (ii) Amended and Restated Articles of Incorporation, as filed with the Colorado Secretary of State on December 8, 1999; (1)

       (iii)  Bylaws(1)

(4)    Not applicable

(9)    Not applicable

(10)   Material Contracts

       (i)*   Employment Agreement with R. David Preston dated January 1, 2000

       (ii)* Consulting Agreement with Paragon Real Estate and Development, LLC dated January 6, 2000

(11)   Not applicable

(13)   Not applicable

(16)   Not applicable

(18)   Not applicable

(21)   Not applicable

(22)   Not applicable

(24)   Not applicable

(99)   Not applicable

------------------------

*   Filed herewith.

(1) Filed as an Exhibit to Registration Statement filed on Form 10-SB, SEC File No. 000-31945 and incorporated herein by reference.


(b)  Reports on Form 8-K.

     The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Littleton, Colorado on the 13th day of April, 2001.

                                       CELEBRITY SPORTS NETWORK, INC.


                                       By: /s/ R. David Preston
                                       ------------------------
                                       R. David  Preston, Chairman of the Board,
                                       Chief Executive Officer and President

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                              Title                         Date
----------                              -----                         ----


/s/ R. David Preston            Chairman of the Board,            April 13, 2001
--------------------            Chief Executive Officer,
R. David Preston                President



/s/ Scott M. Thornock           Secretary, Treasurer, Director    April 12, 2001
---------------------
Scott M. Thornock



                            CELEBRITY SPORTS NETWORK, INC.
                             (A Development Stage Company)

                             Index to Financial Statements

                                                                                    Page
                                                                                    ----
Independent auditors' report........................................................F-2
Balance sheet, December 31, 2000....................................................F-3
Statements of operations, for the year ended December 31, 2000, for the period from August 27, 1999 (inception) through December 31, 1999 and for the period from August 27, 1999 (inception) through December 31, 2000..........F-4
Statement of shareholders' equity, for the period from August 27, 1999
     (inception) through December 31, 2000..........................................F-5
Statements of cash flows, for the year ended December 31, 2000, for the period from August 27, 1999 (inception) through December 31, 1999 and for the period from August 27, 1999 (inception) through December 31, 2000..........F-6
Summary of significant accounting policies..........................................F-7
Notes to the financial statements...................................................F-10









To the Board of Directors and Shareholders of Celebrity Sports Network, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the balance sheet of Celebrity Sports Network, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year ended December
31, 2000, from August 27, 1999 (inception) through December 31, 1999 and from
August 27, 1999 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Sports Network, Inc.
as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, from August 27, 1999 (inception) through
December 31, 1999 and from August 27, 1999 (inception) through December 31,
2000, in conformity with accounting principles generally accepted in the United
States of America.

Celebrity Sports Network, Inc. issued $25,000 in debt instruments to its officers, which were repaid as of December 31, 2000. Accrued interest expense related to the debt instruments totaling $1,082 was also paid to the officers as of December 31, 2000.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
March 7, 2001


                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                December 31, 2000

Assets
------
Current assets:
     Cash ............................................................   $  69,298
                                                                         ---------
                                                  Total current assets      69,298

Equipment, net of accumulated depreciation of $182 ...................       3,377
Web site development costs ...........................................      10,000
                                                                         ---------

                                                                         $  82,675
                                                                         =========

Liabilities and shareholders' equity
------------------------------------
Current liabilities:
      Accounts payable and accrued expenses ..........................   $  17,257
                                                                         ---------
                                             Total current liabilities      17,257
                                                                         ---------

Shareholders' equity (Notes B & D)
      Preferred stock, $.001 par value; 10,000,000 shares authorized;
        -0- shares issued and outstanding ............................        --
      Common stock, $.001 par value; 50,000,000 shares authorized;
        1,940,000 shares issued and outstanding ......................       1,940
      Additional paid-in capital .....................................     117,760
      Deficit accumulated during development stage ...................     (54,282)
                                                                         ---------
                                            Total shareholders' equity      65,418
                                                                         ---------

                                                                         $  82,675
                                                                         =========


          See accompanying summary of significant accounting policies and notes to the financial statements.


                                CELEBRITY SPORTS NETWORK, INC.
                                 (A Development Stage Company)

                                   Statements of Operations

                                                                     August 27,     August 27,
                                                                        1999           1999
                                                       For the      (Inception)    (Inception)
                                                      Year Ended      Through        Through
                                                     December 31,   December 31,   December 31,
                                                         2000           1999           2000
                                                     -----------    -----------    -----------
Operating expenses:
     Compensation ................................       $12,463    $      --      $    12,463
     Consulting, related party (Note B) ..........         5,000           --            5,000
     Stock-based compensation (Note B) ...........          --            1,700          1,700
     Professional fees ...........................        17,363          3,500         20,863
     Contract labor ..............................         2,405           --            2,405
     Rent ........................................         6,000           --            6,000
     Rent, related party (Note B) ................          --            2,000          2,000
     Depreciation ................................           182           --              182
     Other .......................................         2,487            100          2,587
                                                     -----------    -----------    -----------
                                    Operating loss       (45,900)        (7,300)       (53,200)

Interest expense (Note B) ........................          (863)          (219)        (1,082)
                                                     -----------    -----------    -----------
                      Net loss before income taxes       (46,763)        (7,519)       (54,282)

Income taxes (Note C) ............................          --             --             --
                                                     -----------    -----------    -----------

                                          Net loss   $   (46,763)   $    (7,519)   $   (54,282)
                                                     ===========    ===========    ===========


Basic loss per common share$ .....................         (0.03)   $      *
                                                     ===========    ===========
Basic weighted average common shares outstanding .     1,762,250      1,044,094
                                                     ===========    ===========

 *   Less than $.01 per share


                 See accompanying summary of significant accounting policies and notes to the financial statements.


                                                   CELEBRITY SPORTS NETWORK, INC.
                                                    (A Development Stage Company)

                                                 Statement of Shareholders' Equity

                                      August 27, 1999 (inception) through December 31, 2000

                                                                                                             Deficit
                                                                                                            Accumulated
                                                 Preferred stock         Common Stock          Additional   During the
                                                -----------------  ------------------------     Paid-In     Development
                                                Shares  Par Value    Shares      Par Value      Capital       Stage          Total
                                                ------  ---------  ----------    ----------    ----------   ----------    ----------

October 15, 1999, shares issued to officers for
   services related to organizing the Company,
   valued at the fair value of the services
   ($.001/share) (Notes B) ....................     --    $--      1,700,000    $    1,700    $     --     $     --      $    1,700
Office space provided by an officer
   (Note B) ...................................     --     --           --            --           2,000         --           2,000
Net loss for the period from August 27, 1999
   (inception) through December 31, 1999 ......     --     --           --            --            --         (7,519)       (7,519)
                                                  -----   -----   ----------    ----------    ----------   ----------    ----------

                    Balance, December 31, 1999      --     --      1,700,000         1,700         2,000       (7,519)       (3,819)

Shares cancelled upon resignation of officer ..     --     --         (9,000)           (9)            9         --            --
September 15, 2000, shares sold in a limited
   public offering, less offering costs of
   $8,500 ($.50/share) (Note D) ...............     --     --        249,000           249       115,751         --         116,000
Net loss for the year ended
   December 31, 2000 ..........................     --     --           --            --            --        (46,763)      (46,763)
                                                  -----   -----   ----------    ----------    ----------   ----------    ----------

                    Balance, December 31, 2000      --   $ --     1,940,000    $    1,940    $  117,760   $  (54,282)   $   65,418
                                                  =====  =====   ==========    ==========    ==========   ==========    ==========



                                    See accompanying summary of significant accounting policies and notes to the financial statements.


                                 CELEBRITY SPORTS NETWORK, INC.
                                  (A Development Stage Company)

                                    Statements of Cash Flows

                                                                        August 27,   August 27,
                                                                           1999         1999
                                                            For the    (Inception)  (Inception)
                                                           Year Ended    Through      Through
                                                          December 31, December 31, December 31,
                                                              2000         1999         2000
                                                           ---------    ---------    ---------
Cash flows from operating activities:
     Net loss ..........................................   $ (46,763)   $  (7,519)   $ (54,282)
     Transactions not requiring cash:
        Depreciation ...................................         182         --            182
        Common stock issued for services (Note B) ......        --          1,700        1,700
        Office space provided by an affiliate (Note B) .        --          2,000        2,000
        Changes in operating liabilities:
           Accounts payable and accrued expenses .......      17,038          219       17,257
                                                           ---------    ---------    ---------
                   Net cash used in operating activities     (29,543)      (3,600)     (33,143)
                                                           ---------    ---------    ---------

Cash flows from investing activities:
     Purchases of equipment ............................      (3,559)        --         (3,559)
     Web site development costs ........................     (10,000)        --        (10,000)
                                                           ---------    ---------    ---------
                   Net cash used in investing activities     (13,559)        --        (13,559)

Cash flows from financing activities:
     Proceeds from issuance of debt (Note B) ...........      14,500       10,500       25,000
     Debt repayments (Note B) ..........................     (25,000)        --        (25,000)
     Proceeds from sale of common stock ................     124,500         --        124,500
     Payments for offering costs .......................      (3,000)      (5,500)      (8,500)
                                                           ---------    ---------    ---------
               Net cash provided by financing activities     111,000        5,000      116,000
                                                           ---------    ---------    ---------

Net change in cash .....................................      67,898        1,400       69,298
Cash, beginning of period ..............................       1,400         --           --
                                                           ---------    ---------    ---------

                                     Cash, end of period   $  69,298    $   1,400    $  69,298
                                                           =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest (Note B) ..............................   $   1,082    $    --      $    --
                                                           =========    =========    =========
        Income taxes ...................................   $    --      $    --      $    --
                                                           =========    =========    =========


                   See accompanying summary of significant accounting policies and notes to the financial statements.

                                               F-6

                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies

Development stage company

Celebrity Sports Network, Inc. (the "Company") is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises".

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Equipment and depreciation

Equipment is stated at cost and depreciated using the straight-line method over an estimated useful life of three years. Expenditures for repairs and maintenance are charged against operations as incurred. Renewals and betterments that materially extend the life of an asset are capitalized.

Web site development costs and amortization

The Company capitalizes internal and external costs incurred to develop internal-use computer software during the application development stage in accordance with Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

In addition, the Company adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs," during the year ended December 31, 2000. EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Capitalized web-site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. As of December 31, 2000, the web site was not ready for its intended use, therefore, no amortization has been recognized.

                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies

Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS")No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"). Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. In addition, the recoverability of goodwill is further evaluated under the provisions of APB Opinion No. 17, Intangible Assets, based upon estimated fair value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Deferred offering costs

The Company incurred legal and accounting fees related to the preparation of an offering memorandum to be used in the offer and sale of its common stock during the periods presented. These costs were deducted from the gross proceeds at the offering's conclusion.

Income taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Earnings (loss) per share

The Company reports earnings (loss) per share using a dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excludes the impact of common stock equivalents. Diluted earnings (loss) per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted earnings (loss) per share.

Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payable and other current liabilities approximate fair value due to the short-term maturity of the instruments.

Year-end

The Company selected December 31 as its accounting and tax year-end.

                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                   Summary of Significant Accounting Policies

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995. This accounting standard permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company adopted SFAS No. 123 during the period ended December 31, 1999; however, the Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or loss per share.

                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements

Note A: Background

The Company was incorporated under the laws of Colorado on August 27, 1999. The principal activities since inception have been organizational matters and obtaining financing. The Company was formed in an effort to broaden the scope of public appearances available to current and former professional athletes. The Company plans to obtain a roster of qualified clients and market their service to end-users.

Note B: Related party transactions

An officer provided office space to the Company at no charge from August 27, 1999 (inception) through December 31, 1999. The office space was valued at $500 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital. The Company entered into an operating lease with an unrelated third party to rent office space on a month-to-month basis, which commenced on January 1, 2000. The Company makes monthly payments of $500 under the lease.

On September 15, 2000, the Company paid an affiliate $5,000 for consulting services performed during the year ended December 31, 2000. Under the terms of the consulting agreement, the affiliate provided advice to the Company related to business plan development, marketing plan development, and client development.

On October 15, 1999, the Board of Directors approved the issuance of 1,700,000 shares of the Company's $.001 par value restricted common stock to three officers/directors of the Company in exchange for services related to the organization of the Company. The transaction was recorded at the fair value of the services. Stock-based compensation expense of $1,700 was recognized in the accompanying financial statements during the period ended December 31, 1999. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Act of 1933, as amended.

On October 19, 1999, two officers loaned the Company a total of $10,500 for working capital in exchange for promissory notes. During the year ended December 31, 2000, the president loaned the Company an additional $14,500 for working capital in exchange for promissory notes. All notes and related accrued interest were repaid to the officers on September 15, 2000. Interest expense on the notes totaled $863 and $219 for the year ended December 31, 2000 and the period from August 27, 1999 (inception) through December 31, 1999, respectively.

Note C: Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                                December 31,
                                                           --------------------
                                                            2000          1999
                                                            ----          ----
U.S. Federal statutory graduated rate ..............       15.00%        15.00%
State income tax rate,
   net of federal benefit ..........................        4.04%         4.04%
Net operating loss for which no tax
   benefit is currently available ..................      -19.04%       -19.04%
                                                          ------         -----
                                                            0.00%         0.00%
                                                          ======         =====

                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                        Notes to the Financial Statements

At December 31, 2000, deferred taxes consisted of a net tax asset of $10,334, due to operating loss carryforwards of $54,282, which was fully allowed for, in the valuation allowance of $10,334. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2000 and from August 27, 1999 (inception) through December 31, 1999 were $8,903 and $1,431, respectively. Net operating loss carryforwards will expire through 2020.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note D: Shareholders' equity

The Board of Directors has the authority to divide the class of preferred shares into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the Company's Articles of Incorporation and the Colorado Business Corporation Act. As of December 31, 2000, there were no preferred shares issued and outstanding.

During the year ended December 31, 2000, the Company conducted a limited public offering whereby it sold 249,000 shares of its $.001 par value common stock for $.50 per share pursuant to an exemption from registration claimed under Regulation D and Section 3(b) of the Securities Act of 1933, as amended. The Company received net proceeds of $116,000 after deducting offering costs totaling $8,500.