Form 10QSB
period 2001-03-31
CELEBRITY SPORTS NETWORKS INC
filed 2001-05-21
CIK 1125557

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-31945

                         CELEBRITY SPORTS NETWORK, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                     84-1521645
           --------                                    ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1869 W. Littleton Blvd., Littleton, Colorado              80120
--------------------------------------------              -----
  (Address of principal executive office)               (Zip Code)

                                 (303) 703-9831
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No __

The number of shares outstanding of each of Issuer's classes of common equity as of May 21, 2001 was:

     Common Stock, par value $.001                           1,940,000
     -----------------------------                         -------------
            Title of Class                                Number of Shares


Transitional Small Business Disclosure Format   yes ___   no X

                         Celebrity Sports Network, Inc.

                                      Index


                                     Part I
                                     ------

Item 1.     Financial Statements

            Condensed Balance Sheet as of March 31, 2001 (unaudited)          1

            Condensed Statements of Operations for the Three Months
            Ended March 31, 2001 and 2000 and for the period from
            August 27, 1999 (inception) through March 31, 2001 (unaudited)    2

            Condensed Statements of Cash Flows for the Three Months
            Ended March 31, 2001 and 2000 and for the period from
            August 27, 1999 (inception) through March 31, 2001 (unaudited)    3

            Notes to Condensed Financial Statements (unaudited)               4

Item 2.     Management's Discussion and Analysis or Plan of Operation         5



                                     Part II
                                     -------


Items 1-6.  Other Information                                                 6

            Signatures                                                        7

Part 1. Financial Information
Item 1. Financial Statements

                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2001

Assets
Cash .............................................................    $  37,967
Equipment and web site development costs, net ....................       13,080
                                                                      ---------

                                                                      $  51,047
                                                                      =========

Liabilities and shareholders' equity
Liabilities:
     Accounts payable and accrued expenses .......................    $   4,754
                                                                      ---------
                                             Total liabilities ...        4,754
                                                                      ---------

Shareholders' equity:
     Preferred stock .............................................         --
     Common stock ................................................        1,940
     Additional paid-in capital ..................................      117,760
     Deficit accumulated during development stage ................      (73,407)
                                                                      ---------
                                    Total shareholders' equity ...       46,293
                                                                      ---------

                                                                      $  51,047
                                                                      =========


            See accompanying notes to condensed financial statements


                                  CELEBRITY SPORTS NETWORK, INC.
                                   (A Development Stage Company)

                                Condensed Statements of Operations
                                            (Unaudited)

                                                                                       August 27,
                                                                                          1999
                                                                                      (Inception)
                                                            Three Months Ended          Through
                                                                 March 31,              March 31,
                                                            2001           2000           2001
                                                        -----------    -----------    -----------
Operating expenses:
     Compensation ...................................   $     6,000    $      --      $    18,463
     Consulting, related party ......................          --             --            5,000
     Stock-based compensation .......................          --             --            1,700
     Professional fees ..............................         4,207            756         25,070
     Contract labor .................................          --             --            2,405
     Rent ...........................................         1,500          1,500          7,500
     Contributed rent ...............................          --             --            2,000
     Advertising and promotion ......................         3,000           --            3,000
     Depreciation ...................................           297           --              479
     Other ..........................................         4,121             14          6,708
                                                        -----------    -----------    -----------
                                       Operating loss       (19,125)        (2,270)       (72,325)

Interest expense ....................................          --             (175)        (1,082)
                                                        -----------    -----------    -----------
                         Net loss before income taxes       (19,125)        (2,445)       (73,407)

Income taxes (Note B) ...............................          --             --             --
                                                        -----------    -----------    -----------

                                             Net loss   $   (19,125)   $    (2,445)   $   (73,407)
                                                        ===========    ===========    ===========

Basic and diluted loss per common share .............   $     (0.01)   $      *
                                                        ===========    ===========
Basic and diluted  weighted average
     common shares outstanding ......................     1,940,000      1,700,000
                                                        ===========    ===========


 *   Less than $.01 per share


                     See accompanying notes to condensed financial statements



                                    CELEBRITY SPORTS NETWORK, INC.
                                     (A Development Stage Company)

                                  Condensed Statements of Cash Flows
                                              (Unaudited)

                                                                                                August 27,
                                                                                                   1999
                                                                                               (Inception)
                                                                         Three Months Ended      Through
                                                                             March 31,          March 31,
                                                                         2001         2000         2001
                                                                      ---------    ---------    ---------

Net cash (used in) provided by operating activities ...............   $ (31,331)   $     985    $ (64,474)
                                                                      ---------    ---------    ---------

Cash flows from investing activities:
     Purchases of equipment .......................................        --           --         (3,559)
     Payments for web site development ............................        --           --        (10,000)
                                                                      ---------    ---------    ---------
                              Net cash used in investing activities        --           --        (13,559)
                                                                      ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of debt ...............................        --           --         25,000
     Repayment of debt ............................................        --           --        (25,000)
     Proceeds from sale of common stock ...........................        --           --        124,500
     Payments for offering costs ..................................        --         (1,500)      (8,500)
                                                                      ---------    ---------    ---------
                Net cash (used in) provided by financing activities        --         (1,500)     116,000
                                                                      ---------    ---------    ---------

                                                 Net change in cash     (31,331)        (515)      37,967
Cash, beginning of period .........................................      69,298        1,400         --
                                                                      ---------    ---------    ---------

                                                Cash, end of period   $  37,967    $     885    $  37,967
                                                                      =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest ..................................................   $    --      $    --      $   1,082
                                                                      =========    =========    =========
        Income taxes ..............................................   $    --      $    --      $    --
                                                                      =========    =========    =========


                       See accompanying notes to condensed financial statements

                                                 3

                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A: Basis of presentation
-----------------------------

The accompanying unaudited financial statements presented herein have been prepared by the Company in accordance with the provisions of Item 310 of Regulation S-B and the accounting policies in its audited financial statements contained in its Form 10-KSB for the year ended December 31, 2000, and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three months ended March 31, 2001 is not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company devoted its efforts to financial planning, raising capital and developing markets through March 31, 2001.

Financial data presented herein are unaudited.

Note B: Income taxes
--------------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Item 2. Management's Discussion and Analysis
--------------------------------------------

General
-------

     The following discussion and analysis covers material changes in the financial condition of Celebrity Sports Network, Inc. ("Company" or "us") since December 31, 2000 and our results of operations for the three months ended March 31, 2001, as compared to the same period in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, the Company had working capital of $33,213, consisting of $37,967 of current assets and $4,754 of current liabilities. This represents a decrease in our working capital of $18,828, or 36%, from year-end December 31, 2000. Both cash, our only current asset, and accounts payable decreased from year-end, although cash decreased substantially more. We used $31,331 on operations during the first quarter ended March 31, 2001.

     While our working capital decreased from year-end, we still believe that we have sufficient liquidity and capital to meet our needs for the next twelve months, assuming limited funds are spent on marketing and promotion. However, in order for the Company to become profitable, management believes marketing must be increased. For this reason, management anticipates that we will be forced to seek additional capital before the end of the year. We presently have no plans or agreements regarding additional financing in the future.

     Capital requirements for the next twelve months include cash to pay employees and other general and administrative expenses, marketing and professional fees and expenses. Sources of cash may include speaking engagements or promotional activities arranged or sponsored by the Company, including celebrity golf tournaments, as well as any additional financing from outside sources.

     The Company has no long-term debt. Accordingly, any funds obtained from investors in the future can be applied directly to operations. Historically, the Company has relied on periodic advances from a shareholder to finance short-term capital requirements.

RESULTS OF OPERATIONS
---------------------

     During the three months ended March 31, 2001, the Company realized a net loss of $19,125, or $.01 per share, on no revenue. At March 31, 2001, we remained in the development stage for accounting purposes, as we had not yet received significant revenue from operations. It is hoped that we will begin receiving revenue in the future due to events and promotions anticipated for this fiscal year, but management cannot be assured that revenue will increase enough to cover operating expenses. For this reason, we anticipate incurring losses from operations for the foreseeable future.

     Significant expenses for the first quarter of the year were compensation, advertising and promotion and professional fees. Compensation of $6,000 represents amounts paid to our President, our only employee, for services rendered in connection with our business. Advertising and promotion expenses of $3,000 were incurred in an effort to interest the public in our services. Professional fees of $4,207 represent amounts paid to attorneys and accountants for work in connection with our year-end audit and the filing of our annual report on Form 10-KSB.

     This report and subsequent oral statements may contain statements that plan for or anticipate the future. Forward-looking statements include statements about our future operations, receipt of working capital, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)  Limited operating history
(b)  Limited capitalization and working capital
(c)  Unproven business concepts
(d)  Lack of clients and customers
(e)  Competition
(f)  Dependence on Management

See the discussion of certain factors that might affect our future operations in our Form 10-KSB.


PART II - OTHER INFORMATION
---------------------------

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

     (a). No exhibits are required to be filed with this report.

     (b). We did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           CELEBRITY SPORTS NETWORK, INC.
                                                   (Registrant)


DATE:    May 21, 2001                      BY: /s/ R. David Preston
                                           ------------------------
                                           R. David Preston,
                                           President and chief financial officer