Form 10QSB
period 2001-06-30
CELEBRITY SPORTS NETWORKS INC
filed 2001-08-01
CIK 1125557

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes   X      No
    -----       -----

The number of shares outstanding of each of Issuer's classes of common equity as of July 31, 2001 was:

     Common Stock, par value $.001                            1,940,000
     -----------------------------                        ----------------
            Title of Class                                Number of Shares


Transitional Small Business Disclosure Format   yes          no   X
                                                    -----       -----

                         Celebrity Sports Network, Inc.

                                      Index


                                     Part I
                                     ------

Item 1.      Financial Statements

             Condensed Balance Sheet, June 30, 2001 (unaudited)              1

             Condensed Statements of Operations, Three and Six Months
             Ended June 30, 2001 and 2000, and August 27, 1999
             (inception) through June 30, 2001(unaudited)                    2

             Condensed Statements of Cash Flows, Six Months Ended
             June 30, 2001 and 2000, and August 27, 1999 (inception)
             through June 30, 2001(unaudited)                                3

             Notes to Condensed Financial Statements (unaudited)             4

Item 2.      Management's Discussion and Analysis or Plan of Operation       5


                                     Part II
                                     -------


Items 1-6.   Other Information                                               6

             Signatures                                                      7

Part 1. Financial Information
Item 1. Financial Statements

                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2001

Assets
------
Cash ...........................................................      $  19,573
Equipment and web site development costs, net ..................         12,784
                                                                      ---------

                                                                      $  32,357
                                                                      =========

Liabilities and shareholders' equity
------------------------------------
Liabilities:
     Accounts payable and accrued expenses .....................      $   6,077
     Unearned consulting fees ..................................          3,500
                                                                      ---------
                                     Total liabilities .........          9,577
                                                                      ---------

Shareholders' equity:
     Preferred stock ...........................................           --
     Common stock ..............................................          1,940
     Additional paid-in capital ................................        117,760
     Deficit accumulated during development stage ..............        (96,920)
                                                                      ---------
                            Total shareholders' equity .........         22,780
                                                                      ---------

                                                                      $  32,357
                                                                      =========


            See accompanying notes to condensed financial statements


                                           CELEBRITY SPORTS NETWORK, INC.
                                            (A Development Stage Company)

                                         Condensed Statements of Operations
                                                     (Unaudited)


                                                                                                             August 27,
                                                                                                                1999
                                                   Three Months Ended              Six Months Ended         (Inception)
                                                         June 30,                       June 30,              Through
                                                --------------------------    --------------------------      June 30,
                                                   2001            2000          2001            2000           2001
                                                -----------    -----------    -----------    -----------    -----------
Revenue:
     Web site consulting fees (Note C) ......   $     3,500    $      --      $     3,500    $      --      $     3,500

Operating expenses:
     Compensation ...........................         6,000           --           12,000           --           24,463
     Consulting, related party ..............          --             --             --             --            5,000
     Stock-based compensation ...............          --             --             --             --            1,700
     Professional fees ......................        14,610          1,219         18,817          1,975         29,680
     Contract labor .........................           296           --              296           --            2,701
     Rent ...................................         1,500          1,500          3,000          3,000          9,000
     Contributed rent .......................          --             --             --             --            2,000
     Advertising and promotion ..............         2,475           --            5,475           --            5,475
     Depreciation ...........................           296           --              593           --              775
     Other ..................................         1,836            428          5,957            442         18,544
                                                -----------    -----------    -----------    -----------    -----------
                     Total operating expenses        27,013          3,147         46,138          5,417         99,338
                                                -----------    -----------    -----------    -----------    -----------
                               Operating loss       (23,513)        (3,147)       (42,638)        (5,417)       (95,838)

Interest expense ............................          --             (424)          --             (599)        (1,082)
                                                -----------    -----------    -----------    -----------    -----------
                 Net loss before income taxes       (23,513)        (3,571)       (42,638)        (6,016)       (96,920)

Income taxes (Note B) .......................          --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------

                                     Net loss   $   (23,513)   $    (3,571)   $   (42,638)   $    (6,016)   $   (96,920)
                                                ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per common share .....   $     (0.01)   $       *      $     (0.02)   $       *
                                                ===========    ===========    ===========    ===========
Basic and diluted  weighted average
     common shares outstanding ..............     1,940,000      1,700,000      1,940,000      1,700,000
                                                ===========    ===========    ===========    ===========


 *   Less than $.01 per share



                              See accompanying notes to condensed financial statements



                                     CELEBRITY SPORTS NETWORK, INC.
                                      (A Development Stage Company)

                                   Condensed Statements of Cash Flows
                                               (Unaudited)


                                                                                                August 27,
                                                                                                  1999
                                                                         Six Months Ended      (Inception)
                                                                             June 30,            Through
                                                                      ----------------------     June 30,
                                                                         2001         2000         2001
                                                                      ---------    ---------    ---------

Net cash used in operating activities .............................   $ (49,725)   $  (1,717)   $ (82,868)
                                                                      ---------    ---------    ---------

Cash flows from investing activities:
     Purchases of equipment .......................................        --           --         (3,559)
     Payments for web site development ............................        --           --        (10,000)
                                                                      ---------    ---------    ---------
                              Net cash used in investing activities        --           --        (13,559)
                                                                      ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of debt ...............................        --          2,000       25,000
     Repayment of debt ............................................        --           --        (25,000)
     Proceeds from sale of common stock ...........................        --           --        124,500
     Payments for offering costs ..................................        --         (1,500)      (8,500)
                                                                      ---------    ---------    ---------
                          Net cash provided by financing activities        --            500      116,000
                                                                      ---------    ---------    ---------

                                                 Net change in cash     (49,725)      (1,217)      19,573
Cash, beginning of period .........................................      69,298        1,400         --
                                                                      ---------    ---------    ---------

                                                Cash, end of period   $  19,573    $     183    $  19,573
                                                                      =========    =========    =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
        Interest ..................................................   $    --      $    --      $   1,082
                                                                      =========    =========    =========
        Income taxes ..............................................   $    --      $    --      $    --
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

                                                  3

                         CELEBRITY SPORTS NETWORK, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note A: Basis of presentation
-----------------------------

The condensed financial statements presented herein have been prepared by the Company in accordance with the rules of Form 10-QSB and the accounting policies in its Form 10-KSB for the year ended December 31, 2000, and should be read in conjunction with the notes thereto. These financial statements omit certain information required for a full presentation as required by generally accepted accounting principles.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. The results of operations presented for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company devoted its efforts to financial planning, raising capital and developing markets through June 30, 2001.

Financial data presented herein are unaudited.

Note B: Income taxes
--------------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note C: Consulting agreement
----------------------------

On June 1, 2001, the Company entered into a consulting agreement with Sports Information & Publishing Corp. ("SIP"), a Colorado corporation. Under the agreement, the Company provides sports information services to SIP in exchange for a monthly fee of $3,500. The agreement is for the period from June 1, 2001 through February 1, 2002.

The Company received $7,000 from SIP during the three months ended June 30, 2001 for the agreement. The Company recognized $3,500 as consulting revenue and $3,500 as unearned consulting fees in the accompanying unaudited financial statements.

Item 2. Management's Discussion and Analysis
--------------------------------------------

General
-------

     The following discussion and analysis covers material changes in the financial condition of Celebrity Sports Network, Inc. ("Company" or "us") since December 31, 2000 and our results of operations for the three and six months ended June 30, 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, including audited financial statements contained therein, as filed with the Securities and Exchange Commission ("SEC").

     This report and subsequent oral statements may contain statements that plan for or anticipate the future. Forward-looking statements include statements about our future operations, receipt of working capital, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)  Limited operating history;
(b)  Limited capitalization and working capital;
(c)  Unproven business concepts;
(d)  Lack of clients and customers;
(e)  Competition; and
(f)  Dependence on management.

See the discussion of certain factors that might affect our future operations in our Form 10-KSB. Unless otherwise required by rules or regulations of the SEC, we disclaim any intent or obligation to publicly update these forward-looking statements.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, the Company had working capital of $9,996, consisting of $19,573 of current assets and $9,577 of current liabilities. This represents a decrease in our working capital of $23,500, or 70% from March 31, 2001 and $42,045, or 81%, from year-end December 31, 2000. Cash, our only current asset, decreased from March 31, 2001. We used $18,394 of cash on operations during the second quarter ended June 30, 2001, and $49,725 for the six months ended June 30, 2001.

     As our working capital decreased substantially from year-end, and our efforts to generate revenue from operations have been disappointing, we do not believe that we have sufficient liquidity and capital to meet our needs for the next twelve months. We have spent a substantial portion of our initial funding, without success with our original business plan. As a result, management anticipates that we will be forced to seek additional capital before the end of the year. This financing will likely take the form of private debt or equity. In order for the Company to continue in operation, management has also decided to explore other business opportunities and options, not contemplated in our original business plan. See "Results of Operations" below for a more complete description of our plans. We presently have no plans or agreements regarding additional financing or alternative opportunities for the Company, but will explore a variety of options.

     Capital requirements for the next twelve months include cash to pay employees and other general and administrative expenses, marketing and professional fees and expenses. Known sources of cash include only existing consulting arrangements.

     The Company has no long-term debt. Accordingly, any funds obtained in the future can be applied directly to operations. Historically, the Company has relied on periodic advances from a shareholder to finance short-term capital requirements. However, there is no assurance that this source of funds will be available in the future.

RESULTS OF OPERATIONS
---------------------

     During the six months ended June 30, 2001, the Company realized a net loss of $42,638, or $.02 per share, on $3,500 revenue, as compared to a net loss of $5,417 for the six months ended June 30, 2000 on no revenue. For the three month period ended June 30, 2001, we realized a net loss of $23,513, or $.01 per share on $3,500 revenue, as compared to a net loss of $3,517 on no revenue for the comparable period in 2000. The revenue that we recorded during the second quarter was the first in our history, and results from a consulting agreement that we executed in June to provide expertise to an on-line sports information service. This arrangement will pay us $3,500 per month until February 2002. The first two months were prepaid when we signed the agreement.

     At June 30, 2001, we remained in the development stage for accounting purposes, as we had not yet received significant revenue from our planned operations. It is hoped that we will begin generating additional revenue in the future, but management cannot be assured that revenue will increase enough to cover operating expenses. For this reason, we anticipate incurring losses from operations for the foreseeable future, unless we can find an alternative direction for the Company.

     Due to disappointing results from our initial business plan and our lack of working capital, we have decided to explore other business opportunities, both within and outside the sports management industry. We attribute these disappointing results to our inability to attract and retain a base of qualified speaker-clients in a time frame consistent with our working capital requirements. This inability, in turn, arose in large part due to the cancellation of a celebrity golf circuit that we had envisioned with another co-sponsor. We had hoped that the tournaments would give us exposure to a large number of potential clients who might benefit from our services. However, that series of tournaments was cancelled before ever reaching fruition due to a lack of sponsorship funds. This problem is being felt by many non-profit endeavors, partially the result of the decline in the U.S. economy during the last twelve months.

     In order to sustain the Company, management has tentatively commenced investigation of other opportunities that might be available. Those opportunities may take the form of additional capital investment, mergers, acquisitions of stock or assets of other entities or a combination of those alternatives. These opportunities may involve an opportunity in the sports industry, due to the background and experience of our President, although we may explore other opportunities as well. Our main objective is the preservation and enhancement of our investors' capital.

     Significant expenses for the first six months of this fiscal year were compensation, advertising and promotion and professional fees. Compensation of $12,000 represents amounts paid to our President, our only employee, for services rendered in connection with our business. Advertising and promotion expenses of $5,475 were incurred in an effort to generate interest from the public in our services. Professional fees of $18,817 represent amounts paid to attorneys and accountants for, among other things, work in connection with our year-end audit, the filing of our annual report on Form 10-KSB and our first quarter Form 10-QSB, and outside consulting fees related to our efforts to generate additional revenue.


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


                                           CELEBRITY SPORTS NETWORK, INC.
                                           (Registrant)


DATE: August 1, 2001                       BY: /s/ R. David Preston
--------------------                       ------------------------
                                           R. David Preston,
                                           President and Chief Financial Officer