Form 10QSB
period 2001-09-30
CELEBRITY SPORTS NETWORKS INC
filed 2001-11-27
CIK 1125557

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITITES AND EXCHANGE ACT OF 1934

                             Commission File Number:

                    For the Quarter ended September 30, 2001


                         CELEBRITY SPORTS NETWORK, INC.


Colorado                                                              84-1521645
(Jurisdiction  of  Incorporation)       (I.R.S. Employer Identification  Number)

1869  W.  Littleton  Blvd.,  Littleton,  Colorado                          80120
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (303)  703-9831

Transitional  Small  Business  Disclosure  Format (check one): yes [ ]    no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.


     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                 CELEBRITY SPORTS NETWORK, INC.
                                 (a Development Stage Company)
                                         BALANCE SHEETS
                            September 30, 2001 and December 31, 2000

                                                     September 30,  December 31,
                                                          2001           2000
--------------------------------------------------------------------------------
                                                     (Unaudited)

                                                           ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . .  $    1,000   $ 69,298

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .       1,000     69,298
                                                         -----------  ---------

OTHER ASSETS

    Oil and gas properties. . . . . . . . . . . . . . .   1,125,308          0
    Equipment and web site development costs, net . . .      12,488     13,377
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . .   1,137,796     13,377
                                                         -----------  ---------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $1,138,796   $ 82,675
                                                         ===========  =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . .  $1,276,852   $ 17,257
                                                         -----------  ---------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .   1,276,852     17,257
                                                         -----------  ---------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 50,000,000
     shares; issued and outstanding, 18,960,000 shares
     and 77,600,000 shares respectively . . . . . . . .      18,960     77,600
  Additional paid-in capital. . . . . . . . . . . . . .      73,815     42,100
  Accumulated equity (deficit). . . . . . . . . . . . .    (211,871)   (54,282)
                                                         -----------  ---------
Total Stockholders' Equity. . . . . . . . . . . . . . .    (138,056)    65,418
                                                         -----------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .  $1,138,796   $ 82,675
                                                         ===========  =========

                  The accompanying notes are an integral part
                         of these financial statements.

                         CELEBRITY SPORTS NETWORK, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                          September 30, 2000 and 2001

                                                                                            From
                                                                                         Inception
                                         From July                 From January           (August
                                        1, 2001 to                  1, 2000 to         27, 1999) to
                                       September 30,               September 30,      September 30,
                                   2001          2000          2001          2000          2001
                               ------------  ------------  ------------  ------------  ------------
  Revenues. . . . . . . . . .  $     3,500   $       -0-   $     3,500   $       -0-   $     3,500
                               ------------  ------------  ------------  ------------  ------------
  General and Administrative
      Expenses. . . . . . . .      114,951         3,571       161,089         6,016       215,371
  Net Loss from Operations. .     (114,951)       (3,571)     (161,089)       (6,016)     (215,371)
  Net Income (Loss) . . . . .  $  (111,451)  $    (3,571)  $  (157,589)  $    (6,016)  $  (211,871)
                               ============  ============  ============  ============  ============
  Loss per Share. . . . . . .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                               ============  ============  ============  ============  ============
  Weighted Average
      Shares Outstanding. . .   51,992,000    77,600,000    69,064,000    72,980,000    71,022,000
                               ============  ============  ============  ============  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                         CELEBRITY SPORTS NETWORK, INC.
                          (a Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)
           from inception (August 27, 1999) through December 31, 1999 for the fiscal year ended December 31, 2000
                  and for the period ended September 30, 2001


                                                                                                  Additional Accumulated
                                                                Common                     Par      Paid-In     Equity
                                                                 Stock                    Value     Capital   (Deficit)
                                                  ------------------------------------  ---------  ---------  ----------
Common Stock issued at inception
to officers for services related to
        organizing the Company . . . . . . . . .                           68,000,000   $ 68,000   $(66,300)  $       0
  Office space provided by an officer. . . . . .                                    0          0      2,000           0
  Net loss during period . . . . . . . . . . . .                                    0          0          0      (7,519)
  Balance at December 31, 1999 . . . . . . . . .                           68,000,000   $ 68,000   $(64,300)  $  (7,519)
  Shares cancelled upon officer resignation. . .                             (360,000)      (360)       360           0
  Shares issued to subscribers in a public
        offering net of offering costs of $8,500                            9,960,000      9,960    106,040           0
  Net loss during period . . . . . . . . . . . .                                    0          0          0     (46,763)
  Balance at December 31, 2000 . . . . . . . . .                           77,600,000   $ 77,600   $ 42,100   $ (54,282)
  Shares issued in acquisition of
        oil and gas properties . . . . . . . . .                            9,000,000      9,000    (35,925)          0
  Shares cancelled upon officer resignation. . .                          (67,640,000)   (67,640)    67,640           0
  Net loss during period . . . . . . . . . . . .                                    0          0          0    (157,589)
  Balance at September 30, 2001. . . . . . . . .                           18,960,000   $ 18,960   $ 73,815   $(211,871)
                                                  ====================================  =========  =========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                                      CELEBRITY SPORTS NETWORK, INC.
                                      (a Development Stage Company)
                                   STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       September 30, 2000 and 2001

                                                                         From
                                                                      Inception
                                                   From January        (August
                                                    1, 2001 to       27, 1999) to
                                                   September 30,     September 30,
                                                 2001        2000        2001
                                             ------------  --------  ------------
  Operating Activities

  Net cash used in operating activities . .  $  (157,589)  $(6,016)  $  (211,871)

  Cash flows from investing activities
    Cash received in acquisition. . . . . .      (37,253)        0       (37,253)
    Cash expended: oil & gas properties . .   (1,125,308)        0    (1,125,308)
    Purchases of equipment. . . . . . . . .            0         0        (3,559)
    Payments for web site development . . .            0         0       (10,000)
                                             ------------  --------  ------------
  Net cash used in investing activities . .   (1,162,561)        0    (1,176,120)

  Cash flows from financing activities
    Proceeds from issuance of debt. . . . .    1,251,852     6,500     1,276,852
    Repayment of debt . . . . . . . . . . .            0         0        (3,861)
    Proceeds from sale of common stock. . .            0         0       124,500
    Payments for offering costs . . . . . .            0    (1,500)       (8,500)
                                             ------------  --------  ------------
  Net cash provided by financing activities    1,251,852     5,000     1,388,991
  Net change in cash. . . . . . . . . . . .      (68,298)   (1,016)        1,000
  Beginning Cash. . . . . . . . . . . . . .       69,298     1,400           -0-
  Cash as of Statement Date . . . . . . . .  $     1,000   $   384   $     1,000
                                             ============  ========  ============
  Cash Paid For:
    Interest. . . . . . . . . . . . . . . .  $         0   $     0   $     1,082
    Taxes . . . . . . . . . . . . . . . . .  $         0   $     0   $         0

                  The accompanying notes are an integral part
                         of these financial statements.

                         CELEBRITY SPORTS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   for the fiscal year ended December 31 2000
                     and the period ended September 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Celebrity Sports Network, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

ACQUISITION

On September 5, 2001, the Board of Directors and Shareholders of the Company, approved a plan of acquisition of Powder River Basin Gas Company wherein the shareholders of the acquired company were issued 225,000 shares of the Company in exchange for 9,000,000 shares of the acquired company.

COMMON  STOCK  FORWARD  SPLIT

On September 6, 2001, the Board of Directors and Shareholders of the Company approved a thirty nine for one (39:1) dividend on its common stock with the result that for each share owned, a shareholder would then own forty shares thereby having the effect as a forward split. All presentations of shareholders' equity are presented as if the forward split had been effect since inception.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

     ITEM  2.  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

 (A) PLAN OF OPERATION(A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous report.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        We  have  enjoyed  minor  revenues  during  the  present  quarter.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None during the period of this  report.

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CELEBRITY SPORTS NETWORK, INC.
                                  (Registrant)


DATE:  November  27,  2001                      BY:/s/ Gregory Smith
                                                       Gregory Smith
                                                       President and
                                                       Chief Financial Officer