Form 10KSB
period 2001-12-31
POWDER RIVER BASIN GAS CORP
filed 2002-04-15
CIK 1125557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-31945

POWDER RIVER BASIN GAS CORP.
(Name of small business issuer as specified in its charter)

P.O. Box 7500
Dallas, Texas 75209
(214) 526-5678
(Address of principal executive office & telephone number)

Colorado
(State of incorporation)

84-1521645
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

[X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State issuer's revenues for the most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2001 was $7,551,495

The current number of shares outstanding of Powder River Basin Gas Corporation common stock is 19,907,833 as of December 31, 2001.

Documents Incorporated by Reference

Powder River Basin Gas Corporation incorporates by reference in Part III of this Form 10-KSB, the registrant's Report on Form 8-K, as amended, with exhibits thereto, filed December 4, 2001 under the Securities Act of 1933.

     Powder River Basin Gas Corporation incorporates by reference in Part III of this Form 10-KSB, the registrant's Registration Statement on Form 10-SB, with exhibits thereto, filed December 14, 2000 under the Securities Act of 1933.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Table of Contents

Part I
Description of Business	3
Description of Properties	4
Legal Proceedings	5
Submission of Matters to a Vote of Security Holders	5
Part II
Market for Common Equity and Related Stockholder Matters	5
Management's Discussion and Analysis or Plan of Operation	5
Financial Statements	10
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	21
Part III
Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act	21
Executive Compensation	22
Security Ownership of Certain Beneficial Owners and Management	22
Certain Relationships and Related Transactions	22
Exhibits and Reports on Form 8-K	23

Signatures	24

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Description of Business

Powder River Basin Gas Corporation was incorporated as Celebrity Sports Network in the State of Colorado on August 27, 1999. On September 5, 2001; Celebrity Sports Network acquired Powder River Basin Gas Corporation, a private corporation incorporated in the State of Colorado on June 13, 2001. Subsequently, Celebrity Sports Network changed the name of the corporation from Celebrity Sports Network to Powder River Basin Gas Corporation. Celebrity Sports Network was formed in an effort to broaden the scope of appearances available to current and former professional athletes. The company intended to assist athletes in refining their speaking and presentation skills to increase marketability, gain a market for the athletes, and market the athletes for speaking engagements. From inception, Celebrity Sports Network has remained a development stage company, with primary focus on organizational matters, acquiring candidate athletes as clients, and developing its marketing and business plans. Due to disappointing results; operational losses, lack of working capital, and less than acceptable results from initial business plan implementations; Celebrity Sports Network decided to explore other business opportunities, both within and outside the sports management industry. Ultimately, Celebrity Sports Network has acquired and become Powder River Basin Gas Corporation.

Business

Powder River Basin Gas Corporation is an oil and gas exploration company that is engaged in the evaluation and development of coalbed methane (CBM) reserves as well as shallow oil reserves within the Powder River Basin in the State of Wyoming.

Powder River Basin Gas Corporation's focus has been in obtaining leasehold interests in acreage within the Powder River Basin, currently a prolific coal bed methane gas exploration play in the domestic United States. Its attributes include low cost, shallow depth drilling and completion; a proven play with major operators and an existing and expanding infrastructure; greater and longer production yields when comparing cost/benefit analyses to other basins and, a low exploration risk.

As of November 1, 2001, Powder River Basin Gas Corporation owns a total of 14,622 acres in fourteen different leases within Converse, Crook, Johnson, and Sheridan counties. The company has a 100 percent working interest in all of their leases to date. Powder River Basin Gas Corporation's leases are adjacent to larger CBM developers and operators such as Western Gas Resources, Williams Companies, Phillips Petroleum, J.M. Huber and others. This close proximity to other operators allows PRVB to benefit from the established infrastructure of gathering systems, pipelines, electricity sources, roads, etc. The Company also acquired 1,400 additional acres in Campbell County that has 15 well locations to be drilled in the next twelve months.

As of January 2002, Powder River Basin Gas Corporation has drilled and completed two CBM wells in their Zullig Lease, located just west of Clearmont, Wyoming in Sheridan County. Both wells were completed in the Monarch coal seam, which is located at a depth of approximately 800 feet. One of the two wells was tested and produced at an initial rate of 702 Mcf (thousand cubic) per day. The company expects to produce 300 Mcf per day from these wells, which will extend yields and maintain production consistency. In addition, Powder River Basin Gas Corporation drilled eleven other wells on the lease to a minimal depth of ten percent of their total depth in order to meet certain state requirements in reducing the well spacing from eighty acres to forty acres.

Pricing

Powder River Basin Gas Corporation's average cost to drill, complete and tie-in a CBM well to existing infrastructure is estimated to be $75,000, which is below the basin’s average cost of $89,000 per CBM well. The projected costs are less due to the fact that a majority of their coal seam objectives are at depths less than 800 feet. Powder River Basin Gas Corporation anticipates that the development of their CBM assets will generate a pre-tax unrisked present value (discounted at ten percent) of $43.4 million. Note this figure does not include the value of the company’s shallow oil reserves. This present value is based on a price deck using the New York Mercantile Exchange (NYMEX) Natural Gas future monthly contract prices for the upcoming three years, which has had an average price of $2.50 per Mcf over the last several months.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Plan of Operation

Powder River Basin Gas Corporation's short-term focus will be on developing and monetizing their CBM and shallow oil assets within the Powder River Basin. Powder River Basin Gas Corporation will also seek opportunities to expand their current asset base as well as pursue other acquisitions that will enhance the value of the company. Powder River Basin Gas Corporation recently acquired an additional 1,400 acres in Campbell County, Wyoming. This acquisition provides for approximately 15 well locations to be drilled during the next twelve months and an estimated rate of production of (ROP) 250,000 cubic feet of gas per day per well. There was no capital outlay for this acquisition, and drilling and completion costs are expected to be comparatively low at $46,000 per well. The Company will conduct operations pursuant to the revenue sharing agreement related to this acquisition. Pipeline infrastructure is in place and revenue will commence upon completion.

Powder River Basin Gas Corporation has also recently signed a Letter-of-Intent to acquire exiting production in the Powder River basin. This production includes 26 wells that are drilled, completed and currently being gathered. There are an additional 64 well locations to be drilled on acreage with estimated future daily production of 230,000 cubic feet of gas per day per well and total reserves of 300,000,000 cubic feet of gas per well. The company will be able to recognize revenue immediately with this acquisition.

Management expects to finance its drilling operations through the issuance of both debt and equity offerings. The total three-year drilling budget, based on drilling approximately 269 wells, is estimated at $20 million.

Marketing

Powder River Basin Gas Corporation intends review and analyze their available options to sell at the wellhead or transport their production to the highest value markets and intends implement those options that generate the highest overall value for the Company. The available natural gas pipelines near the Company’s acreage include: Bitter Creek Pipeline, Williston Basin Interstate Pipeline, Fort Union, MIGC, and Northern Pipeline. It is anticipated that no additional processing or treating will be necessary to meet pipeline specifications.

Description of Properties

Powder River Basin Gas Corporation's offices are located in Dallas, Texas. The company has non-exclusive use of desks and storage space, and available business services. The president of Powder River Basin Gas Corporation is currently providing these office facilities at no cost to the company.

As of November 2001, Powder River Basin Gas Corporation had a 100 percent working interest in the following CBM and shallow oil leases:

Lease	County	Net Acres	Gross Acres
Bell	Converse	907	907
Haefele	Converse	640	640
Cranston	Crook	1,934	1,934
Franklin	Crook	620	1,944
Griffith(1)	Crook	320	640
Griffith (2)	Crook	160	320
Griffith (3)	Crook	440	600
Kanode	Crook	920	1,000
Olds (D-Road)	Crook	200	640
Olds (Keyhole)	Crook	120	480
Karmon	Johnston	320	320
Noteboom	Johnston	800	800
Hanft	Sheridan	898	1,197
Legerski	Sheridan	340	360
Robb	Sheridan	1,486	2,520
Zullig	Sheridan	256	320
		10,361	14,622

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Legal Proceedings

Powder River Basin Gas Corporation has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. Powder River Basin Gas Corporation is not aware of any threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

Submission of Matters to a Vote of Security Holders

None during the year ended December 31, 2001.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of Powder River Basin Gas Corporation is traded on the OTC Bulletin Board under the symbol PRVB.

Holders

Powder River Basin Gas Corporation has 19,907,833 shares of common stock outstanding as of December 31, 2001. Powder River Basin Gas Corporation has approximately 278 shareholders.

Dividend Policy

Powder River Basin Gas Corporation has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

Management's Discussion and Analysis

The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements.

These factors include, among others: (a) the availability of financing or additional investment capital; (b) the retention of qualified operational management; (c) drilling and operational hazards; (d) pricing fluctuations (e) ability to develop additional reserves.

The Company’s operations consist primarily of exploration and development of oil and gas properties. While oil and natural gas are the principal products currently produced by the Company, the Company does not refine or process the oil and natural gas that it produces. The Company sells the gas it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

Results of Operations

Revenues

The Company has not yet generated any revenue from the sale of natural gas. This primarily due to the fact the infrastructure required to realize these sales has not yet been extended to the Company’s properties. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company plans on implementing its drilling plan and begin recognizing revenues during the fiscal year 2002.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Costs and Expenses

The Company's general and administrative expenses for the fiscal year ended December 31, 2001 were $25,927 The Company is not presenting comparative financial information due to the fact that the current operations of Powder River Basin Corp. did not exist until 2001.

The Company incurred legal and professional expenses of $124,353 for the fiscal year ending December 31, 2001, which is not included in the general and administrative expenses noted above and represents 40% of the total loss incurred by the Company. The Company also incurred lease operating expenses totaling $25,927 for the same period. The Company’s travel expenses for the year ending December 31, 2001 were $66,655, which represents 21% of the total loss sustained by the Company during the fiscal year ending December 31, 2001.

In 2001, the management of the Company was unable to secure financing for the proposed drilling programs which was primarily due to the fact the Company did not complete the merger between Powder River Basin Gas and Celebrity Sports Network until September of this fiscal year and was therefore unable to raise the appropriate funds during this shortened time frame. The Company, however, anticipates that it will be able to raise the necessary funds to commence drilling operations on its leasehold properties during the 2002 fiscal year.

Net Income (Loss)

Net loss for the fiscal year ended December 31, 2001 was $313,026, or $.03 per share. As mentioned previously, no comparison is available as the Company’s current operations did not exist prior to 2001. The entire loss is categorized in general and administrative expenses, lease operating costs, legal and professional services and travel, as more fully described above. Net cash used in operating activities was $176,967 for the fiscal year ended December 31, 2001. Cash used in investing activities was $843,400 and cash provided by investing activities was $1,022,690 for the fiscal year ended December 31, 2001.

Liquidity and Capital Resources

The Company's working capital deficit on December 31, 2001 was $880,271. This deficit resulted primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin, which as noted above, amounted to $843,400.

The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. In January 2002, the Company borrowed $250,000 from four shareholders, and subsequently converted the debt to 180,000 shares of common stock. There is currently no agreement from any officer or shareholder to continue to provide working capital as required to maintain operations.

Non-Cash Transactions

The non cash transactions for the year ending December 31, 2001were as follows; 3,350,000 shares of common stock were issued on June 13, 2001 for organizational expenses at $0.001 per share, 5,650,000 shares of common stock were issued in September, 2001 for the acquisition of Powder River Basin Gas Corp. at $0.001 per share, 100,000 shares of common stock issued in October, 2001 for satisfaction of certain accounts payable at $0.81 per share and 247,833 shares of common stock issued in December, 2001 to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

Current Liabilities

On December 31, 2001, the Company had approximately $882,594 in current liabilities. Of this amount, approximately $524,894 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. $332,700 was due Taghmen Ventures, Ltd. Mr. Gregory C. Smith, President of the Company is the General Partner for Taghmen Ventures Ltd. and these amounts represent funds advanced to the Company by Taghmen Ventures, Ltd. for working capital purposes. $25,000 is due under a note payable to a sub-contractor of the Company in lieu of payment for services rendered.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

History of Losses

The Company had no previous net losses due to its formation in 2001. The Company may continue to incur net losses and, to the extent that it remains without operational funding, such losses may continue.

Operational Management

The Company currently has no operational management and will require the retention of qualified individuals in the field of oil and gas exploration in order for it to realize the full potential of its leasehold assets and therefore maximize shareholder value. The Company has been actively recruiting experienced personnel in this area and believes it has identified a management team to initiate its development plans.

Need for Additional Financing for Growth

The growth of the Company's business will require substantial capital on a continuing basis, and there is no assurance that any such required additional capital will be available on satisfactory terms and conditions, if at all. The Company may pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of the Company's future capital requirements, if any, may depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, and any purchases or dispositions of assets, many of which are not within the Company's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of the Company. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities.

The Company's ability to meet any future debt service obligations will be dependent upon the Company's future performance, which will be subject to oil and natural gas prices, the Company's level of production, general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such changes in oil and natural gas prices and/or production nor by such economic conditions and/or financial, business and other factors. In addition, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future bank credit will be available in an amount to enable the Company to service its indebtedness or make necessary expenditures. In such event, the Company would be required to obtain such financing from the sale of equity securities or other debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company may not be able to continue to implement its business strategy.

Acquisition Risks

The Company's business strategy includes focused acquisitions of , and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in the delivery of equipment. In addition, any use by the Company of 3-dimensional seismic and other advanced technology requires greater pre-drilling expenditures than traditional drilling strategies. There can be no assurance as to the success of the Company's future drilling activities.

Geographic Concentration of Operations

All of the Company's current operations are located in Wyoming. Because of this concentration, any regional events that increase costs or competition, reduce availability of equipment or supplies, reduce demand or limit production will impact the Company more adversely than if the Company was geographically diversified.

Inability to Develop Additional Reserves

The Company's future success as an oil and natural gas producer depends upon its ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent that the Company conducts successful development activities or acquires properties containing proved reserves, the Company's proved reserves will generally decline as reserves are produced. There can be no assurance that the Company will be able to locate additional reserves or that the Company will drill economically productive wells or acquire properties containing proved reserves.

Certain Industry and Marketing Risks

The Company's operations are subject to the risks and uncertainties associated with drilling for, producing and transporting of oil and natural gas. The Company's future ability to market its natural gas and oil production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and in demand all could materially adversely affect the Company's ability to market its oil and natural gas production.

Effects of Changing Prices

The future financial condition and results of operations of the Company depend upon the prices it receives for its oil and natural gas and the costs of acquiring, developing and producing oil and natural gas. Oil and natural gas prices have historically been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond the Company's control. These factors include, without limitation, the level of domestic production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels, fluctuating and seasonal demand for natural gas, conservation and the extent of governmental regulation of production, weather, foreign and domestic government relations, the price of domestic and imported oil and natural gas, and the overall economic environment. A substantial or extended decline in oil and/or natural gas prices could have a material adverse effect on the Company's estimated value of its natural gas and oil reserves, and on its financial position, results of operations and access to capital. The Company's ability to maintain or increase its borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms is substantially dependent upon oil and natural gas prices.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are depleted and charged to operations using the unit-of-production method based on the ratio of current production to total proved oil and gas reserves. To the extent that such capitalized costs (net of accumulated depreciation, depletion and amortization) less deferred taxes exceed the SEC PV-10 (present value discounted at 10% as dictated by the SEC) of estimated future net cash flow from proved reserves of oil and gas, and the lower of cost or fair value of unproved properties after income tax effects, such excess costs are charged against earnings. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

Operating Hazards and Uninsured Risks

The Company's operations are subject to the risks inherent in the oil and natural gas industry, including the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental accidents such as oil spills, gas leaks, ruptures or discharges of toxic gases, brine or well fluids into the environment (including groundwater contamination). The occurrence of any of these risks could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and, equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance maintained by the Company will be adequate to cover any such losses or liabilities. Further, the Company cannot predict the continued availability of insurance, or availability at commercially acceptable premium levels. The Company does not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the financial condition and operations of the Company. From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which the Company owns an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases the Company is provided only limited notice as to when production will be curtailed and the duration of such curtailments. The Company is not currently experiencing any material curtailment on its production.

Inflation and Changing Prices

The impact of inflation, as always, is difficult to assess. The Company cannot anticipate whether the present level of inflation will remain, however, a sudden increase in inflation and/or an increase in operating costs or drilling costs coupled with a reversal of current pricing could have an adverse effect on the operations of the Company.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Financial Statements

Contents
Page
Independent Auditor's Report	F-2
Financial Statements
Consolidated Balance Sheet	F-3
Consolidated Statement of Operations	F-4
Consolidated Statement of Stockholder's Equity	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Financial Statements	F-7

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
Powder River Basin Gas Corp.
Aurora, Co.

We have audited the accompanying consolidated balance sheet of Powder River Basin Gas Corp. as of December 31, 2001 and the related consolidated statement of operations, stockholders’ equity and cash flows for the period from inception on June 13, 2001 through December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powder River Basin Gas Corp. as of December 31, 2001 and the consolidated results of their operations and their cash flows for the period from inception on June 13, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as going concerns. As discussed in Note to the consolidated financial statements, the Company has suffered loss to date, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ Chisholm & Associates
Chisholm & Associates
North Salt Lake, Utah
March 6, 2002

POWDER RIVER BASIN GAS CORP
Consolidated Balance Sheet

ASSETS
December 31,2001

CURRENT ASSETS
Cash	$ 2,323
Total Current Assets	2,323

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING (Note 1)
Properties not subject to amortization	1,570,069
Accumulated amortization	-
Net Oil and Gas Properties	1,570,069
TOTAL ASSETS	$ 1,572,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$524,894
Related party payable (Note 3)	332,700
Notes payable (Note 3)	25,000
Total Current Liabilities	882,594
Total Liabilities	882,594

STOCKHOLDERS’ EQUITY
Common stock; par value $0.001 per share; authorized
50,000,000 shares; 19,907,833 shares issued and outstanding	19,907
Capital in excess of par value	982,917
Accumulated deficit	(313,026)
Total Stockholders’ Equity	689,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,572,392

The accompanying notes are an integral part of these consolidated financial statements.

	POWDER RIVER BASIN GAS CORP
	Consolidated Statement of Operations

		From
		Inception on
		June 13,
		2001 Through
		December 31,
		2001
REVENUE

Oil and gas sales		$ -

Total Revenue		-

EXPENSES

General and administrative		25,927
Lease operating costs		95,451
Legal and professional		124,353
Travel		66,655

Total Expenses		312,386

NET OPERATING LOSS		(312,386)

OTHER INCOME (EXPENSES)

Interest expense		(640)

Total Other Income (Expenses)		(640)

NET LOSS		$ (313,026)

BASIC LOSS PER COMMON SHARE		$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		9,341,538

The accompanying notes are an integral part of these consolidated financial statements.

	POWDER RIVER BASIN GAS CORP
	Consolidated Statement of Stockholders’ Equity
	From Inception on June 13, 2001 through December 31, 2001

	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit

Balance at inception on
June 13, 2001	-	$-	$-	$-

Common stock issued for
organization costs, $0.001
per share	3,350,000	3,350	-	-

Common stock issued for
services at $0.001 per share	5,650,000	5,650	-	-

Reverse acquisition adjustment	9,960,000	9,960	(9,960)	-

Common stock issued for related
party payable at $0.81 per share	100,000	100	89,900	-

Common stock issued for cash
at $1.10 per share	600,000	600	664,390	-

Common stock issued in lieu of
accounts payable at $1.00 per
share	247,833	247	247,587	-

Net loss for the year ended
December 31, 2001	-	-	-	(313,026)

Balance, December 31, 2001	19,907,833	$ 19,907	$ 982,917	$ (313,026)

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statement of Cash Flows

From
Inception on
June 13,
2001 Through
December 31,
2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(313,026)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Common stock issued for services rendered	9,000
Common stock issued for retirement of accounts payable	81,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	46,059

Net Cash Provided (Used) by Operating Activities	(176,967)

CASH FLOWS FROM INVESTING ACTIVITIES

Expenditures for oil and gas property development	(843,400)

Net Cash (Used) by Investing Activities	(843,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term liabilities	357,700
Proceeds from issuance of common stock	664,990

Net Cash Provided by Financing Activities	1,022,690

NET INCREASE (DECREASE) IN CASH	2,323

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 2,323

CASH PAID FOR:

Interest	$640
Income taxes	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for payment of accounts payable pertaining
to acquisition of oil and gas properties	$247,834
Common stock issued to retire accounts payable	$81,000

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Notes to the Financial Statements
December 31, 2001

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The Company was incorporated under the laws of Colorado on August 27, 1999 as Celebrity Sports Network, Inc. The principal activities since inception have been organizational matters and obtaining financing. The Company was formed in an effort to broaden the scope of public appearances available to current and former professional athletes. The Company, however, changed their operations in 2001 through a reverse acquisition with Powder River Basin Gas Corp., an oil and gas company.

Power River Basin Gas Corp. (PRBG) was incorporated in the state of Colorado on June 13, 2001. The Company is engaged in the business of assembling and managing a portfolio of undeveloped acreage in the Powder River basin coal bed methane (CBM) play in Sheridan County, Wyoming. This acreage is located in a proven geological setting and near operators such as Western Gas Resources, Barrett Resources, Phillips Petroleum, J.M. Huber and others. The Company has leasehold interests in 8,096.83 net acres. Two wells have been drilled on one lease and eleven additional wells have been spudded.

Pursuant to a reverse acquisition and reorganization agreement, PRBG was acquired by Celebrity Sports on September 5, 2001. At the time of the acquisition, the Company changed its name to Power River Basin Gas Corp. The Company issued 9,000,000 shares of common stock for all the issued and outstanding stock of PRBG; thus, making PRBG a wholly-owned subsidiary of the Company.

Because PRBG is the accounting acquirer in the reverse acquisition, all financial history in these financial statements are that of PRBG.

The Company issued 9,000,000 shares of common stock for the receipt of 9,000,000 shares of PRBG, therefore, an adjustment to the shares outstanding was necessary to reflect the other shareholders of the Company at the time of acquisition. No goodwill was recorded in the acquisition, and the purchase method of accounting was issued in recording the business combination.

b. Revenue and Cost Recognition

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended December 31, 2001 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of December 31, 2001, proved oil and gas reserves had been identified on one of the Companies oil and gas properties, however, no extraction has begun; therefore, no amortization has been recorded for the year ending December 31, 2001. All other wells are incomplete as of December 31, 2001.

POWDER RIVER BASIN GAS CORP.
Notes to the Financial Statements
December 31, 2001

c. Bad Debts

Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts in included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements.

d. Basis of Consolidation

The consolidated financial statements include the accounts of Celebrity Sports Network, Inc. and PRBG. All significant inter-company accounts and transactions have been eliminated in the consolidation.

e. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2001:
Basic EPS
Income (loss) to common
stockholders	$ (313,026)	9,341,538	$ (0.03)

f. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

g. Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

December 31, 2001

Deferred tax assets:
Net operation loss carry-forwards	$ 106,400
Total Deferred Tax Assets	106,400
Valuation allowance for deferred tax assets	(106,400)
$ -

At December 31, 2001, the Company has net operating losses of $313,000 which expire beginning in 2016.

POWDER RIVER BASIN GAS CORP.
Notes to the Financial Statements
December 31, 2001

h. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

i. Property and Equipment

In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2001 and 2000, no impairments were recognized.

j. Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2001. The Company has no investments in derivative financial instruments.

k. Pronouncements Issued Not Yet Adopted

In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which will potentially impact the Company’s accounting for its reported goodwill and other intangible assets.

Statement 141:

Eliminates the pooling method for accounting for business combinations.

Requires that intangible assets that meet certain criteria be reported separately from goodwill.

Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:

Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

k. Pronouncements Issued Not Yet Adopted (Continued)

Upon adoption of these Statements, the Company is required to:

Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

POWDER RIVER BASIN GAS CORP.

Notes to the Financial Statements December 31, 2001

Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

Write-off any remaining negative goodwill.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 consolidated financial statements.

NOTE 2

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise additional funds to continue the exploration of the leases, and then to begin extracting methane to sell and generate the necessary funds to continue operations.

NOTE 3

LONG-TERM LIABILITIES

Long-term liabilities are detailed in the following schedules as of December 31, 2001:
Notes payable:
Note payable to a company, due in total in January 2002,
including interest at 10%.	$ 25,000
Total Notes Payable	$ 25,000
Notes payable - related party
Note payable to Taghmen Ventures, LLC a company owned
partially by Greg Smith, the Company’s president, unsecured
and bears no interest.	$ 332,700
Total notes payable - related party	332,700
Total long-term liabilities	357,700
Less: current portion	(25,000)
Less: current portion-related party	(332,700)
Total current portion	(357,700)

Total Long-Term Liabilities	$ -
Future minimum principal payments on notes payable are as follows:
2002	$ 357,700
Total	$ 357,000

NOTE 4

RELATED PARTY TRANSACTIONS

During 2001, Taghmen Ventures Ltd. advanced funds to the Company. The Company’s president is the general partner of Taghmen Ventures Ltd. and is the beneficial owner of one percent (1%) of the entity. Advances were made of $350,000 with payment back of $17,300 during 2001, having a balance due at December 31, 2001 of $332,700. The note is non-interest bearing and due in February 2002.

POWDER RIVER BASIN GAS CORP.
Notes to the Financial Statements
December 31, 2001

NOTE 5

COMMITMENTS AND CONTINGENCIES

The Company has entered into various oil and gas leases from several land owners. Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production. Some of the leases also provide for a minimum royalty. As of December 31, 2001, no royalties were due, however minimum royalty due in the upcoming year was $47,933.

NOTE 6

COMMON STOCK

On June 13, 2001, the Company issued 3,350,000 shares of common stock for organization expenses at $0.001 per share.

In September 2001, the Company issued 5,650,000 shares for services provided in connection with the acquisition of Powder River Basin Gas Corp. at $0.001 per share.

In September 2001, the Company issued 100,000 shares to a vendor for satisfaction of accounts payable at $0.81 per share.

In October 2001, the Company authorized the issuance of 600,000 shares for cash of $664,990 at $1.10 per share, pursuant to a Reg. D 506 exempt offering, In December 2001, the Company issued 247,833 shares to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

NOTE 7

SUBSEQUENT EVENTS

In January 2002, the Company borrowed $250,000 from four shareholders, and subsequently converted the debt to 180,000 shares of common stock.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Powder River Basin Gas Corporation elected to change from the auditing accounting firm of:
Cordovano and Harvey, P.C.
201 Steele Street, Suite 300
Denver, Colorado 80206
To the auditing accounting firm of:
Chisholm & Associates
P.O. Box 540216
North Salt Lake, Utah 84054

The company's new management is familiar with the new firm and feels the new auditing accountant will provide quality and timely service.

The Board of Directors approved the change in accounting firm as of November 27, 2001.

The new accounting firm was not consulted prior to engagement on any specific accounting matter either completed or proposed.

Powder River Basin Gas Corporation has never had nor anticipates having, nor had during the most recent two fiscal years or any subsequent interim period proceeding the date of change, any disagreements with accountants on matters of accounting, financial disclosure, matter of accounting principles or practices, or auditing scope or procedure; nor has any principal accountant, currently or in the past recent years, resigned or declined to stand for reelection.

The financial statements audited by the principal accountant for the past two years do not contain an adverse opinion or disclaimer of opinion or were modified as to uncertainty, audit scope or accounting principles.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Powder River Basin Gas Corporation directors and principal executive officers are as follows:

Name	Age	Position
Gregory C. Smith	41	President and Chairman of the Board
Alan L. Edgar	56	Director

Gregory C. Smith has been involved in the workout and structured finance business for eighteen years. From 1996 to 1998, Mr. Smith was an independent merchant banker in the real estate industry, where he primarily acted as an investor and developer. Since 1998, he has served as President of Renaissance Companies, Inc., a privately held firm specializing in providing debt and structured finance advisory services to real estate opportunity funds, institutional investors and developers. Previous experience includes work in the commercial real estate field as both a principle and advisor and the financing and ownership of oil and gas properties in Texas and Oklahoma. Currently, Mr. Smith also serves as a Special Consultant to Fossil Bay Resources, a junior oil and gas company listed on the CDNX. Mr. Smith holds a Bachelor of Science in Business from the University of Nevada.

Alan L. Edgar has been involved in energy related investment/ merchant banking and equity analysis for thirty years. Since 1998, Mr. Edgar has served as President of Cochise Capital, a privately held investment bank specializing in independent exploration and production related mergers and acquisitions advisory and financing. Previous public company mergers and acquisitions, investment/ merchant banking and energy financing positions include serving as Managing Director and Co-Head of the Energy Group of Donaldson, Lufkin & Jenrette Securities, Inc., (Credit Suisse First Boston Corporation).

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2001 were filed.

Executive Compensation

Since inception, Powder River Basin Gas Corporation has paid no cash compensation to its officers or directors. Officers of the company will be reimbursed for out-of-pocket expenses and may be compensated for the time devoted to the Powder River Basin Gas Corporation. In addition, officers may receive compensation for services performed on behalf of Powder River Basin Gas Corporation. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the company than the charges for similar services made by independent third parties who are similarly qualified.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Powder River Basin Gas Corporation's common stock as of December 2001, by each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers.

	Name and Address		Percentage of
Title of Class	of Beneficial Owner	Number of Shares	Class
Common Stock	Gregory C. Smith	3,930,000	19.74
Common Stock	Alan L. Edgar	1,200,000	06.03
Common Stock	Taghmen Ventures Ltd.	5,455,000	27.40
Total Shares of 5% or more Beneficial Ownership		10,585,000	53.17
Total Shares Issued and Outstanding		19,907,833
Gregory C. Smith is the General Partner for Taghmen Ventures Ltd. and has dispositive control of those shares and is the beneficial owner of 1% of the outstanding shares thereof.

Certain Relationships and Related Transactions

During 2001, Taghmen Ventures Ltd. advanced funds to the Company. The Company’s president is the general partner of Taghmen Ventures Ltd. and is the beneficial owner of one percent (1%) of the entity. Advances were made of $350,000 with payment back of $17,300 during 2001, having a balance due at December 31, 2001 of $332,700. The note is non-interest bearing and due in February 2002.

On June 13, 2001, the Company issued 3,350,000 shares of common stock for organization expenses at $0.001 per share.

In September 2001, the Company issued 5,650,000 shares for services provided in connection with the acquisition of Powder River Basin Gas Corp. at $0.001 per share.

In September 2001, the Company issued 100,000 shares to a vendor for satisfaction of accounts payable at $0.81 per share.

In October 2001, the Company authorized the issuance of 600,000 shares for cash of $664,990 at $1.10 per share, pursuant to a Reg. D 506 exempt offering, In December 2001, the Company issued 247,833 shares to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

In January 2002, the Company borrowed $250,000 from four shareholders, and subsequently converted the debt to 180,000 shares of common stock.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Exhibits and Reports on Form 8-K

(a) The following documents are filed as a part of this report:
1)	Independent auditor's report.
2)	Powder River Basin Gas Corporation financial statements:
3)	Consolidated balance sheet as of December 31, 2001
Consolidated statement of operations from inception (June 13, 2001) through December 31, 2001
5)	Consolidated statement of stockholders' equity from inception (June 13, 2001) through December 31, 2001
6)	Consolidated statements of cash flows from inception (June 13, 2001) through December 31, 2001
7)	Notes to consolidated financial statements

(b) Exhibits
Number	Description
3 (a)	Articles of Incorporation
Powder River Basin Gas Corporation incorporates by reference the exhibit 3(a)(i)
Articles of Incorporation, and exhibit 3(a)(ii) Amended and Restated Articles of
Incorporation, filed with its registration statement on Form 10-SB on November 14, 2000.
3 (b)	Bylaws
Powder River Basin Gas Corporation incorporates by reference the exhibit 3(b)
Bylaws as filed with its registration statement on Form 10-SB, filed November 14, 2000.
16	Letter on Change in Certifying Accountant
Powder River Basin Gas Corporation incorporates by reference the exhibit 16 filed with its Report on Form 8-K, as amended, filed December 4, 2001.

(c) Reports on Form 8-K
1.	Report on Form 8-K, Celebrity Sports Network, Inc., filed September 20, 2001;
	a)	Change of Control of Registrant
	b)	Acquisition or Disposition of Assets
	c)	Other Events - 39:1 Stock Dividend Distribution
	d)	Resignation of Registrant's Directors
	e)	Financial Statements and Exhibits
Financial Statements of Powder River Basin Gas Corporation
for the period from inception to August 31, 2001.
2.	Report on Form 8-K, as amended, Celebrity Sports Network, Inc., filed December 4, 2001;
Change in Registrant's Certifying Accountant

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Powder River Basin Gas Corporation
Registrant

By:	\s\ Gregory C. Smith, President
Gregory C. Smith, President

Date:	April 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2002

By: \s\ Alan L. Edgar, Director
Alan L. Edgar, Director