Form 10QSB
period 2002-03-31
POWDER RIVER BASIN GAS CORP
filed 2002-05-20
CIK 1125557

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


                      Commission file number 000-31945


                     For the quarter ended March 31, 2002





                        POWDER RIVER BASIN GAS CORP.
      (Exact name of small business issuer as specified in its charter)




                               P.O. Box 7500
                             Dallas, Texas 75209
                               (214) 526-5678
        (Address and telephone number of principal executive office)



             Colorado                               84-1521645
     (State of incorporation)             (IRS Employer Identification #)



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No


As of March 31, 2002, 20,207,833 shares of common stock, $0.001 par value, were outstanding.


Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                        Powder River Basin Gas Corp.
                    Consolidated Balance Sheet (Unaudited)
                              March 31, 2002


                                   ASSETS

CURRENT ASSETS

Cash                                                             $       368
Accounts receivable                                                   75,000
                                                                 -----------

Total current assets                                                  75,368

Oil and gas properties using full cost accounting
Properties not subject to amortization                             1,612,069
Accumulated amortization                                                   -
                                                                 -----------
Net oil and gas properties                                         1,612,069
                                                                 -----------

Total assets                                                     $ 1,687,437
                                                                 ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                 $   357,581
Related party payable                                                425,566
Notes payable                                                         66,600
                                                                 -----------

Total current liabilities                                            849,747
                                                                 -----------

Total liabilities                                                    849,747


STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share; 50,000,000 shares
  authorized; 20,207,833 shares issued and outstanding                20,207
Capital in excess of par value                                     1,282,617
Retained earnings                                                   (465,135)
                                                                 -----------

Total stockholders' equity                                           837,689
                                                                 -----------

Total liabilities and shareholders' equity                       $ 1,687,437
                                                                 ===========


            The accompanying notes are an integral part of these
                    consolidated financial statements.

                        Powder River Basin Gas Corp.
              Consolidated Statement of Operations (Unaudited)
                    For the Period Ended March 31, 2002



REVENUE
  Oil and gas sales                                         $          -
                                                            ------------
     Total revenue                                                     -

EXPENSES
  General and administrative                                      65,048
  Lease operating costs                                           55,104
  Legal and professional                                          23,637
  Travel                                                           7,816
                                                            ------------
     Total expenses                                              151,606

NET OPERATING LOSS                                              (151,606)

OTHER INCOME (EXPENSE)
  Interest expense                                                  (503)
                                                            ------------

NET LOSS                                                    $   (152,109)

BASIC LOSS PER COMMON SHARE                                 $      (0.02)
                                                            ------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  9,341,538
                                                            ============


























            The accompanying notes are an integral part of these
                    consolidated financial statements.

                        Powder River Basin Gas Corp.
            Consolidated Statement of Stockholders' Equity (Unaudited)
                     For the Period Ended March 31, 2002



                                                        Common Stock      Capital in               Total
                                                     ------------------   Excess of   Retained   Stockholders'
                                                     Shares      Amount   Par Value   Deficit      Equity
                                                   ----------   --------  ----------  --------   ------------
Balance at inception on June 13, 2001                       -   $      -  $       -   $      -    $         -

Common stock issued for organization
 costs; $0.001 per share                            3,350,000      3,350      (3,350)         -             -

Common stock issued for services; $0.001 per share  5,650,000      5,650      (5,650)         -             -

Reverse acquisition adjustment                      9,960,000      9,960      (9,960)         -             -

Common stock issued for related party
 payable at $0.81 per share                           100,000        100      89,900          -        90,000

Common stock issued for cash at $1.10 per share       600,000        600     664,390          -       664,990

Common stock issued for payable at $1.00 per share    247,833        247     247,587          -       247,834

Net loss for the year ended December 31, 2002               -          -           -   (313,026)     (313,026)
                                                   ----------   --------  ----------  ---------   -----------
     Balance at December 31, 2001                   9,907,833     19,907     982,917   (313,026)      689,798

Common stock issued for payable at $1.00 per share    200,000        200     199,800          -       200,000

Common stock issued for cash at $1.00 per share       100,000        100      99,900          -       100,000

Net loss for the period ended March 31, 2002                -          -           -   (152,109)     (152,109)
                                                   ----------   --------  ----------  ---------   -----------
     Balance at March 31, 2002                     20,207,833   $ 20,207  $1,282,617  $(465,135)  $   837,689
                                                   ==========   ========  ==========  =========   ===========






















            The accompanying notes are an integral part of these
                    consolidated financial statements.

                        Powder River Basin Gas Corp.
               Consolidated Statement of Cash Flows (Unaudited)
                    For the Period Ended March 31, 2002



Cash flows from operating activities
  Net income                                                    $   (152,109)
  Adjustments to net income provided by operating activities:
     Common stock issued for services rendered                             -
     Common stock issued for retirement of accounts payable          200,000
     Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                    (75,000)
       (Decrease) increase in accounts payable                      (167,313)
                                                                ------------

       Net cash used in operating activities                        (194,421)
                                                                ------------
Cash flows from investing activities
  Expenditures for oil and gas property development                  (42,000)
                                                                ------------

       Net cash used in investing activities                         (42,000)
                                                                ------------

Cash flows from financing activities
  Proceeds from notes payable and long-term liabilities              134,466
  Proceeds from issuance of common stock                             100,000
                                                                ------------

       Net cash provided by financing activities                     234,466

Net decrease in cash and cash equivalents                             (1,955)

Cash at beginning of year                                              2,323
                                                                ------------

Cash at end of year                                             $        368
                                                                ============


















            The accompanying notes are an integral part of these
                    consolidated financial statements.

                       Powder River Basin Gas Corp.
                Notes to Consolidated Financial Statements
                    For the Quarter Ended March 31, 2002


NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

The unaudited financial statements of Powder River Basin Gas Corp. for the three months ended March 31, 2002, included herein have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2001, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - ORGANIZATION

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

Power River Basin Gas Corp. (PRBG) was incorporated in Colorado on June 13, 2001. The Company is engaged in the business of assembling and managing a portfolio of undeveloped acreage in the Powder River basin coal bed methane
(CBM) play in Sheridan County, Wyoming. This acreage is located in a proven geological setting and near operators such as Western Gas Resources, Barrett Resources, Phillips Petroleum, J.M. Huber and others. The Company has leasehold interests in 8,096.83 net acres. Two wells have been drilled on one lease and eleven additional wells have been spudded.

Pursuant to a reverse acquisition and reorganization agreement, PRBG was acquired by Celebrity Sports on September 5, 2001. At the time of the acquisition, the Company changed its name to Power River Basin Gas Corp. and issued 9 million shares of common stock for all the issued and outstanding stock of PRBG; thus, making PRBG a wholly-owned subsidiary of the Company. Because PRBG is the accounting acquirer in the reverse acquisition, all financial history in these financial statements are that of PRBG.

The Company issued 9 million shares of common stock for 9 million shares of PRBG, therefore, an adjustment to the shares outstanding was necessary to reflect the other shareholders of the Company at the time of acquisition. No goodwill was recorded in the acquisition and the purchase method of accounting was used to record the transaction.

                        Powder River Basin Gas Corp.
            Notes to Consolidated Financial Statements (continued)
                  For the Quarter Ended March 31, 2002


NOTE 3 - OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the quarter ended March 31, 2002 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of March 31, 2002, proved oil and gas reserves had been identified on one of the Company's oil and gas properties, however, no extraction has begun; therefore, no amortization has been recorded for the quarter ending March 31, 2002. All other wells are incomplete as of March 31, 2002.

NOTE 4 - COMMON STOCK

In January 2002, the Company issued 200,000 shares to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

In February 2002, the Company authorized the issuance of 100,000 shares for cash of $100,000 at $1.00 per share, pursuant to a Reg. D 506 exempt offering.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on form 10QSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

PLAN OF OPERATION

The Company's business strategy for the next twelve months includes focused acquisitions and drilling operations which may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in equipment delivery. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company plans on implementing its drilling plan and begin recognizing revenues during the fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit on March 31, 2002 was $774,379, resulting primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin. The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital in order to maintain operations. The Company, however, anticipates that it will be able to raise the necessary funds to commence drilling operations on its leasehold properties during 2002.

CURRENT LIABILITIES

On March 31, 2002, the Company had approximately $849,747 in current liabilities. Of this amount, approximately $357,581 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. $425,566 was due to Taghmen Ventures, Ltd. and Mr. Gregory C. Smith, President of the Company; Mr. Smith is also the General Partner for Taghmen Ventures Ltd. These amounts represent funds advanced to the Company by Taghmen Ventures, Ltd. and Mr. Smith for working capital purposes. $66,600 is due under a note payable to a sub-contractor of the Company in lieu of payment for services rendered.

NEED FOR ADDITIONAL FINANCING FOR GROWTH

The growth of the Company's business will require substantial capital on a continuing basis, and there is no assurance that any such required additional capital will be available on satisfactory terms and conditions, if at all. The Company may pursue, from time to time, opportunities to acquire oil and natural gas properties and businesses that may utilize the capital currently expected to be available for its present operations. The amount and timing of the Company's future capital requirements, if any, may depend upon a number of factors, including drilling, transportation, and equipment costs, marketing expenses, staffing levels, competitive conditions, and purchases or dispositions of assets, many of which are not in the Company's control. Failure to obtain any required additional financing could materially adversely affect the growth, cash flow and earnings of the Company. In addition, the Company's pursuit of additional capital could result in the incurrence of additional debt or potentially dilutive issuances of equity securities.

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

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         NONE

ITEM 2:  CHANGES IN SECURITIES

The Company effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor were any commissions or fees paid to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of its securities; and that each person was knowledgeable about its operations and financial condition.

In January 2002, the Company issued 200,000 shares of its Common Stock to a single recipient in order to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share. This was a private placement made in reliance on Section 4(2)of the Act.

In February 2002, the Company issued 100,000 shares of its Common Stock to a single shareholder for cash of $100,000 at $1.00 per share. This was a private placement made in reliance on Section 4(2)of the Act.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5:  OTHER INFORMATION

         NONE

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              NONE

         (b)  Reports

              Report on Form 8-K, as amended, on January 24, 2002 and January 29, 2002, Celebrity Sports Network, Inc., reporting on Item 4, Change in Registrant's Certifying Accountant

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Powder River Basin Gas Corporation
           Registrant




By: \s\ Gregory C. Smith
    ---------------------------
    Gregory C. Smith, President
    and Chief Financial Officer



Date: May 20, 2002