Form 10QSB
period 2002-06-30
POWDER RIVER BASIN GAS CORP
filed 2002-08-19
CIK 1125557

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 000-31945

                   For the quarter ended June 30, 2002




                         POWDER RIVER BASIN GAS CORP.
       (Exact name of small business issuer as specified in its charter)




                                P.O. Box 8717
                              Denver CO 80201-8717
                                (303) 573-7011
           (Address and telephone number of principal executive office)




              Colorado                          84-1521645
     (State of incorporation)        (IRS Employer Identification No.)




Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

As of June 30, 2002, 20,207,833 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                      Powder River Basin Gas Corp.
                   Consolidated Balance Sheet (Unaudited)
                             June 30, 2002


                                 ASSETS

CURRENT ASSETS

Cash                                                        $    18,368
Accounts receivable                                              75,000
                                                            -----------
Total current assets                                             93,368


Oil and gas properties using full cost accounting
Properties not subject to amortization                        1,612,069
Accumulated amortization                                              -
                                                            -----------
Net oil and gas properties                                    1,612,069
                                                            -----------

Total assets                                                $ 1,705,437
                                                            ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                            $   383,505
Related party payable                                           514,566
Notes payable                                                    79,100
                                                            -----------
Total current liabilities                                       977,171
                                                            -----------

Total liabilities                                               977,171


STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share;
 50,000,000 shares authorized;
 20,207,833 shares issued and outstanding                        20,207

Capital in excess of par value                                1,282,617

Retained earnings                                              (574,558)
                                                            -----------
Total stockholders' equity                                      728,266
                                                            -----------
Total liabilities and shareholders' equity                  $ 1,705,437
                                                            ===========

                        Powder River Basin Gas Corp.
               Consolidated Statement of Operations (Unaudited)
                     For the Periods Ended June 30, 2002



                                          Three Months        Six Months
                                          ------------        ----------

REVENUE
  Oil and gas sales                       $        -          $        -
                                          ----------          ----------
     Total revenue

EXPENSES
  General and administrative                  72,181             137,229
  Lease operating costs                       16,211              71,315
  Legal and professional                      19,633              43,270
  Travel                                       1,400               9,216
                                          ----------          ----------
     Total expenses                          109,425             261,030

NET OPERATING LOSS                          (109,425)           (261,030)

OTHER INCOME (EXPENSE)
  Interest expense                                 1                (502)
                                          ----------          ----------

NET LOSS                                  $ (109,424)         $ (261,532)

BASIC LOSS PER COMMON SHARE               $    (0.01)         $    (0.03)
                                          ----------          ----------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         9,341,538           9,341,538
                                          ==========          ==========

                       Powder River Basin Gas Corp.
         Consolidated Statement of Stockholders' Equity (Unaudited)
                  For the Period Ended June 30, 2002



                                                  Common Stock     Capitalin                    Total
                                                -----------------  Excess of     Retained    Stockholders'
                                                Shares     Amount  Par Value     Deficit       Equity
                                              ----------  -------  ---------    ---------    ------------
Balance at inception on June 13, 2001                  -  $     -  $        -   $       -     $       -

Common stock issued for organization costs;
 $0.001 per share                              3,350,000    3,350      (3,350)          -             -

Common stock issued for services;
 $0.001 per share                              5,650,000    5,650      (5,650)          -             -

Reverse acquisition adjustment                 9,960,000    9,960      (9,960)          -             -

Common stock issued for related party
 payable at $0.81 per share                      100,000      100      89,900           -        90,000

Common stock issued for cash at
 $1.10 per share                                 600,000      600     664,390           -       664,990

Common stock issued for payable
 at $1.00 per share                              247,833      247     247,587           -       247,834

Net loss for the year ended December 31, 2002          -        -           -    (313,026)     (313,026)
                                              ----------  -------  ----------    --------     ---------
     Balance at December 31, 2001             19,907,833   19,907     982,917    (313,026)      689,798


Common stock issued for payable at
 $1.00 per share                                200,000       200     199,800           -       200,000

Common stock issued for cash at
 $1.00 per share                                100,000       100      99,900           -       100,000

Net loss for the period ended June 30, 2002           -         -           -    (261,532)     (261,532)
                                              ----------  -------  ----------    --------     ---------
     Balance at June 30, 2002                 20,207,833  $20,207  $1,282,617  $ (574,558)    $ 728,266
                                              ==========  =======  ==========  ==========     =========



                        Powder River Basin Gas Corp.
             Consolidated Statement of Cash Flows (Unaudited)
                     For the Period Ended June 30, 2002


Cash flows from operating activities
  Net income                                                    $  (261,532)

  Adjustments to net income provided by operating activities:
    Common stock issued for services rendered
    Common stock issued for retirement of accounts payable          200,000
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                    (75,000)
      (Decrease) increase in accounts payable                      (141,389)
                                                                -----------
        Net cash used in operating activities                      (277,921)
                                                                -----------

Cash flows from investing activities
  Expenditures for oil and gas property development                 (42,000)
                                                                -----------
        Net cash used in investing activities                       (42,000)
                                                                -----------

Cash flows from financing activities
  Proceeds from notes payable and long-term liabilities             235,966
  Proceeds from issuance of common stock                            100,000
                                                                -----------
        Net cash provided by financing activities                   335,966
                                                                -----------
Net decrease in cash and cash equivalents                            16,045

Cash at beginning of period                                           2,323
                                                                -----------
Cash at end of period                                           $    18,368
                                                                ===========

                        Powder River Basin Gas Corp.
                 Notes to Consolidated Financial Statements
                     For the Period Ended June 30, 2002

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

The unaudited financial statements of Powder River Basin Gas Corp. for the period ended June 30, 2002, included herein have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2001, as reported in the Form 10-KSB, have been omitted.

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

                        Powder River Basin Gas Corp.
             Notes to Consolidated Financial Statements (continued)
                    For the Period Ended June 30, 2002


NOTE 3 - OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the quarter ended June 30, 2002 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2002, proved oil and gas reserves had been identified on one of the Company's oil and gas properties, however, no extraction has begun; therefore, no amortization has been recorded for the period ending June 30, 2002. All other wells are incomplete as of June 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit on June 30, 2002 was $883,803, resulting primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin. The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital in order to maintain operations. The Company, however, anticipates that it will be able to raise the necessary funds to commence drilling operations on its leasehold properties during 2002.

CURRENT LIABILITIES

On June 30, 2002, the Company had approximately $977,171 in current liabilities. Of this amount, approximately $383,505 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. $514,566 was due to Taghmen Ventures, Ltd. and Mr. Gregory C. Smith, Chairman of the Company; Mr. Smith is also the General Partner for Taghmen Ventures Ltd. These amounts represent funds advanced to the Company by Taghmen Ventures, Ltd. and Mr. Smith for working capital purposes. $79,100 is due under a note payable to a sub-contractor of the Company in lieu of payment for services rendered.

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

In January 2002, the Company issued 200,000 shares of its common stock to a single recipient to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share. This was a private placement made in reliance on Section 4(2)of the Act.

In February 2002, the Company issued 100,000 shares to a single shareholder for cash of $100,000 at $1.00 per share, pursuant to a Reg. D 506 exempt offering.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5:  OTHER INFORMATION

         NONE

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              NONE

         (b)  Reports

              Report on Form 8-K, as amended, Celebrity Sports Network, Inc., filed January 24, 2002; Change in Registrant's Certifying Accountant

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Powder River Basin Gas Corporation
                                     Registrant



                                     By: /s/ Alex B. Campbell
                                        ------------------------------------
                                          Alex B. Campbell
                                          Chief Executive Officer and
                                          Chief Financial Officer

Date:  August 19, 2002






                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                     POWDER RIVER BASIN GAS CORPORATION
                     PURSUANT TO 18 U.S.C. SECTION 1350


I certify that, to the best of my knowledge, the Quarterly Report on Form 10-QSB of Powder River Basin Gas Corporation for the period ending June 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Powder River Gas Corporation.



                                        /s/ Alex B. Campbell
                                        ---------------------------------
                                        Alex B. Campbell
                                        Chief Executive Officer and
                                        Chief Financial Officer
August 19, 20002