Form 10QSB
period 2002-09-30
POWDER RIVER BASIN GAS CORP
filed 2002-11-19
CIK 1125557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31945

For the quarter ended September 30, 2002

POWDER RIVER BASIN GAS CORP.

(Exact name of small business issuer as specified in its charter)

Colorado

(State of incorporation)

84-1521645

(IRS Employer Identification #)

P.O. Box 7500

Dallas, TX 75209

(214) 526-5678

(Address and telephone number of principal executive office)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 2002, 21,587,833 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
Powder River Basin Gas Corp.
Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
	(unaudited)
	September 30	December 31
ASSETS
CURRENT ASSETS
Cash	$ 56,770	$ 2,323
Accounts receivable	-	-
Other current assets	28,576	-
	___________	___________
Total current assets	85,346	2,323
	___________	___________
Oil and gas properties using full cost accounting (note
Properties not subject to amortization	1,628,469	1,570,069
Accumulated amortization	-	-
	___________	___________
Net oil and gas properties	1,628,469	1,570,069
	___________	___________
Total assets	$ 1,713,815	$ 1,572,392
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 356,288	$ 524,894
Related party payable	433,700	332,700
Current portion of long term debt	25,000	25,000
	___________	___________
Total current liabilities	814,988	882,594
	___________	___________
Long term debt (note 4)	172,161	-
	___________	___________
Total liabilities	987,149	882,594
	___________	___________
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 50,000,000	21,587	19,907
Capital in excess of par value	1,463,957	982,917
Retained earnings	(758,878)	(313,026
	___________	___________
Total stockholders' equity	726,666	689,798
	___________	___________
Total liabilities and stockholders' equity	$ 1,713,815	$ 1,572,392
	==========	==========

Powder River Basin Gas Corp.
Consolidated Statements of Operations (Unaudited)
For the Periods Ended September 30
	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
REVENUE
Oil and gas sales	$ -	$ -	$ -	$ -
Other operating revenue	15,000	3,500	15,000	3,500
	___________	___________	___________	___________
	15,000	3,500	15,000	3,500
	___________	___________	___________	___________
EXPENSES
General and administrative	122,313	114,951	259,542	161,089
Lease operating costs	9,161	-	80,476	-
Legal and professional	57,644	-	100,914	-
Travel	9,374	-	18,590	-
	___________	___________	___________	___________
Total expenses	198,492	114,951	459,522	161,089

NET OPERATING LOSS	(183,492)	(111,451)	(444,522)	(157,589)

OTHER INCOME (EXPENSE)
Interest expense	(828)	-	(1,330)	-
	___________	___________	___________	___________
NET LOSS	$ (184,320)	$ (111,451)	$ (445,852)	$ (157,589)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
	___________	___________	___________	___________
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,239,166	17,428,333	20,523,833	13,153,333
	==========	==========	==========	==========

Powder River Basin Gas Corp.
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Period Ended September 30, 2002
	Common Stock		Capital in Excess of Par Value	Retained Deficit	Total Stockholder Equity
	Shares	Amount
Balance at inception on June 13, 2001	-	$ -	$ -	$ -	$ -
Common stock issued for organization costs; $0.001 per share	3,350,000	3,350	(3,350)	-	-
Common stock issued for services; $0.001 per share	5,650,000	5,650	(5,650)	-	-
Reverse acquisition adjustment	9,960,000	9,960	(9,960)	-	-
Common stock issued for related party payable at $0.81 per share	100,000	100	89,900	-	90,000
Common stock issued for cash at $1.10 per share	600,000	600	664,390	-	664,990
Common stock issued for payable at $1.00 per share	247,833	247	247,587	-	247,834
Net loss for the year ended December 31, 2001	-	-	-	(313,026)	(313,026)
	___________	___________	___________	___________	___________
Balance at December 31, 2001	19,907,83	19,907	982,917	(313,026)	689,798
Common stock issued for payable at $1.00 per share	200,000	200	199,800	-	200,000
Common stock issued for cash at $1.00 per share	100,000	100	99,900	-	100,000
Common stock issued for related party payable at $0.20 per share	500,000	500	99,500	-	100,000
Common stock issued for services at $0.094 per share	880,000	880	81,840	-	82,720
Net loss for the period ended September 30, 2002	-	-	-	(445,852)	(445,852)
	___________	___________	___________	___________	___________
Balance at September 30, 2002	21,587,83	$ 21,587	$ 1,463,957	$ (758,878)	$ 726,666
	==========	==========	==========	==========	==========

Powder River Basin Gas Corp.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 30
	2002	2001
Cash flows from operating activities
Net loss	$ (445,852)	$ (157,589)
Adjustments to net loss provided by operating activities:
Common stock issued for services rendered	82,720	-
Common stock issued for retirement of accounts	300,000	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-
Increase in other assets	(28,576)	-
(Decrease) increase in accounts payable	(168,606)	-
	___________	___________
Net cash provided by (used in) operating activities	(260,314)	(157,589)
	___________	___________
Cash flows from investing activities
Cash for acquisition	-	(37,253)
Expenditures for oil and gas property development	(58,400)	(1,125,308)
	___________	___________
Net cash used in investing activities	(58,400)	(1,162,561)
	___________	___________
Cash flows from financing activities
Proceeds from notes payable and long-term liabilities	273,161	1,251,852
Proceeds from issuance of common stock	100,000	-
	___________	___________
Net cash provided by financing activities	373,161	1,251,852
	___________	___________
Net increase (decrease) in cash and cash equivalents	54,447	(68,298)
Cash at beginning of period	2,323	69,298
	___________	___________
Cash at end of period	$ 56,770	$ 1,000
	==========	==========

Powder River Basin Gas Corp.

Notes to Consolidated Financial Statements

For the Period Ended September 30, 2002

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

The unaudited financial statements of Powder River Basin Gas Corp. for the period ended September 30, 2002, included herein have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2001, as reported in the Form 10-KSB, have been omitted.

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

Powder River Basin Gas Corp.

Notes to Consolidated Financial Statements (continued)

For the Period Ended September 30, 2002

NOTE 3 - OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the quarter ended September 30, 2002 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of September 30, 2002, proved oil and gas reserves had been identified on one of the Company's oil and gas properties, however, no extraction has begun; therefore, no amortization was recorded for the period ending September 30, 2002. All other wells are incomplete as of September 30, 2002.

NOTE 4 - LONG TERM DEBT

At September 30, 2002, the Company had the following long-term liabilities:
Note payable to Stephen Smith, an individual and brother of the Company's Chairman bearing interest at 12.0%, payable on or before January 31, 2003, secured by Company common stock	$ 25,000
Debentures held by accredited investors, which are convertible into Company common stock upon effective registration and bear interest at 6% per annum, though maturity or conversion; Debentures are convertible into Company common stock at a price equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the seven trading days immediately preceding the conversion date	$ 172,161
___________
$ 197,161
Less: Current Portion	(25,000)
___________
$ 172,161
==========

NOTE 5 - COMMON STOCK

In January 2002, the Company issued 200,000 shares to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

In February 2002, the Company authorized the issuance of 100,000 shares for cash of $100,000 at $1.00 per share, pursuant to a Reg. D 506 exempt offering.

On July 17, 2002, the Company issued 500,000 shares to a director to satisfy $100,000 in related party payables at $0.20 per share.

On July 26, 2002, the Company entered into several consulting agreements for brokerage support, marketing advisory, and legal, consulting, and investment banking services. In exchange for services rendered the consultants received a cumulative total of 880,000 common shares, which were valued at $0.094 per share, or $82,720 total. The fees will be expensed over the term of the contracts, which range from three to six months. The Company has recorded to date $54,144 of consulting expense and has a prepaid expense balance of $28,576 at September 30, 2002.

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

PLAN OF OPERATION

The Company's business strategy for the next twelve months includes focused acquisitions and drilling operations which may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in equipment delivery. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company plans on implementing its drilling plan and begin recognizing revenues during the fiscal year 2002. In addition to the above business strategy, the Company may also seek out and entertain offers from outsiders who wish to purchase all or part of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit on September 30, 2002 was $729,641, resulting primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin. The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital in order to maintain operations. The Company, however, anticipates that it will be able to raise the necessary funds to commence drilling operations on its leasehold properties during 2002.

CURRENT LIABILITIES

On September 30, 2002, the Company had approximately $814,988 in current liabilities. Of this amount, approximately $356,288 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. $433,700 was due to Taghmen Ventures, Ltd. and Mr. Gregory C. Smith, Chairman of the Company; Mr. Smith is also the General Partner for Taghmen Ventures Ltd. $333,700 of this amount represents funds advanced to the Company by Taghmen Ventures, Ltd. and $100,000 represents accrued wages due Mr. Smith. $25,000 is due under a note payable to an individual, who is the brother of Mr. Smith for monies loaned to the Company. During the quarter ended September 30, 2002, the Company received $172,161 from accredited investors as part of an offering afforded by Rule 506 of Regulation D, which are in the form of Debentures and are convertible into Company common stock upon the Company's effective filing of a Registration Statement.

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

ITEM 3: CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chairman and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of evaluation.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is a Plaintiff involved in a legal proceeding in the United States District Court for the District of Colorado, Civil Action No. 02-0764, versus John Skinner, an individual. It is expected that this proceeding will be settled between the two parties in November, 2002.

ITEM 2: CHANGES IN SECURITIES

The Company effected the following transactions in reliance upon the advice of counsel. It has since come to the attention of the Company that such advice may have been erroneous and as such, the Company will be requesting the return of a portion of the securities involved, specifically, the 880,000 shares of common stock issued for services in July 2002, as outlined below. Once returned, new securities will be issued in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.

In January 2002, the Company issued 200,000 shares of its common stock to a single recipient to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share. This was a private placement made in reliance on Section 4(2) of the Act.

In February 2002, the Company issued 100,000 shares to a single shareholder for cash of $100,000 at $1.00 per share, pursuant to a Reg. D 506 exempt offering.

In July 2002, the Company issued 500,000 shares to a director to satisfy $100,000 in related party payables at $0.20 per share.

In July 2002, the Company entered into several consulting agreements for brokerage support, marketing advisory, and legal, consulting, and investment banking services. In exchange for services rendered the consultants received a cumulative total of 880,000 common shares, which were valued at $0.094 per share, or $82,720 total.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5: OTHER INFORMATION

NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

(b) Reports

Report on Form 8-K, as amended, Celebrity Sports Network, Inc., filed January 24, 2002; Change in Registrant's Certifying Accountant

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Powder River Basin Gas Corp.
Registrant
By:	\s\ Gregory C. Smith, Chairman of the Board
Gregory C. Smith, Chairman and Chief Financial Officer
Date:	November 19, 2002