Form 10KSB/A
period 2001-12-31
POWDER RIVER BASIN GAS CORP
filed 2003-04-16
CIK 1125557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
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

EXPLANATORY NOTE:

THIS 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING CERTAIN ITEMS TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-KSB. ALL INFORMATION IN THIS FORM 10-KSB/A IS AS OF DECEMBER 31, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

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

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Description of Business

This 10-KSB/A is being filed for the purpose of amending and restating certain items to reflect the restatement of our consolidated financial statements for the year ended December 31, 2001 and reclassification in our consolidated statement of operations for this year to reflect the return of common stock into treasury stock and the subsequent re-issuance of treasury stock for services. We have made no further changes to the previously filed Form 10-KSB. All information in this Form 10-KSB/A is as of December 31, 2001 and does not reflect any subsequent information or events other than the restatement.

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

Pricing

Powder River Basin Gas Corporation's average cost to drill, complete and tie-in a CBM well to existing infrastructure is estimated to be $75,000, which is below the basin's average cost of $89,000 per CBM well. The projected costs are less due to the fact that a majority of their coal seam objectives are at depths less than 800 feet. Powder River Basin Gas Corporation anticipates that the development of their CBM assets will generate a pre-tax unrisked present value (discounted at ten percent) of $43.4 million. Note this figure does not include the value of the company's shallow oil reserves. This present value is based on a price deck using the New York Mercantile Exchange (NYMEX) Natural Gas future monthly contract prices for the upcoming three years, which has had an average price of $2.50 per Mcf over the last several months.

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

Marketing

Powder River Basin Gas Corporation intends review and analyze their available options to sell at the wellhead or transport their production to the highest value markets and intends implement those options that generate the highest overall value for the Company. The available natural gas pipelines near the Company's acreage include: Bitter Creek Pipeline, Williston Basin Interstate Pipeline, Fort Union, MIGC, and Northern Pipeline. It is anticipated that no additional processing or treating will be necessary to meet pipeline specifications.

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

The Company's operations consist primarily of exploration and development of oil and gas properties. While oil and natural gas are the principal products currently produced by the Company, the Company does not refine or process the oil and natural gas that it produces. The Company sells the gas it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.

Results of Operations

During 2002 we discovered accounting inaccuracies in certain prior period financial statements, requiring restatement of the financial statements for these periods. We conducted an internal investigation under the direction of our Board of Directors to determine the scope and magnitude of these inaccuracies.

As a result of the internal accounting investigation, our consolidated statement of operations, cash flows and stockholders' equity for the year ended December 31, 2001 and the consolidated balance sheet as of December 31, 2001 are being restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, and to give effect of additional treasury stock issuances during 2002, the consolidated statements of operations, cash flows and stockholders' equity for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 and the consolidated balance sheets for the periods then ended, are also being separately restated.

Revenues

The Company has not yet generated any revenue from the sale of natural gas. This is primarily due to the fact the infrastructure required to realize these sales has not yet been extended to the Company's properties. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company plans on implementing its drilling plan and begin recognizing revenues during the fiscal year 2002.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Costs and Expenses

The Company's general and administrative expenses for the fiscal year ended December 31, 2001 were $25,927 The Company is not presenting comparative financial information due to the fact that the current operations of Powder River Basin Corp. did not exist until 2001.

The Company incurred legal and professional expenses of $1,597,563 for the fiscal year ending December 31, 2001, which is not included in the general and administrative expenses noted above and represents 89.5% of the total loss incurred by the Company. The Company also incurred lease operating expenses totaling $95,451 for the same period and represents 5.3% of the total loss. The Company's travel expenses for the year ending December 31, 2001 were $66,655, which represents 3.7% of the total loss sustained by the Company during the fiscal year ending December 31, 2001.

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

Net Income (Loss)

Net loss for the fiscal year ended December 31, 2001 was $1,786,236, or $0.19 per share. As mentioned previously, no comparison is available as the Company's current operations did not exist prior to 2001. The entire loss is categorized in general and administrative expenses, lease operating costs, legal and professional services and travel, as more fully described above. Net cash used in operating activities was $176,967 for the fiscal year ended December 31, 2001. Cash used in investing activities was $843,400 and cash provided by investing activities was $1,022,690 for the fiscal year ended December 31, 2001.

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

Non-Cash Transactions

The non cash transactions for the year ending December 31, 2001were as follows; 3,350,000 shares of common stock were issued on June 13, 2001 for organizational expenses at $0.001 per share, 5,650,000 shares of common stock were issued in September, 2001 for the acquisition of Powder River Basin Gas Corp. at $0.001 per share, 5,040,000 shares of common stock were returned due to non-completion of services in connection with the acquisition of Powder River Basin Gas Corp. at $0.001 per share, 100,000 shares of common stock issued in September, 2001 for satisfaction of certain accounts payable at $0.81 per share, 560,000 shares of treasury stock were issued in October, 2001 for services at $0.81 per share, 920,000 shares of treasury stock were issued in November, 2001 for services at $1.11 per share, and 247,833 shares of common stock issued in December, 2001 to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

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

INDEPENDENT AUDITORS' REPORT
To the Stockholders and Board of Directors
Powder River Basin Gas Corp.
Aurora, Co.

We have audited the accompanying consolidated balance sheet of Powder River Basin Gas Corp. as of December 31, 2001 and the related consolidated statement of operations, stockholders' equity and cash flows for the period from inception on June 13, 2001 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Companies will continue as going concerns. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a loss to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
\s\ Chisholm & Associates
Chisholm & Associates
North Salt Lake, Utah
March 6, 2002

POWDER RIVER BASIN GAS CORP
Consolidated Balance Sheet

ASSETS
December 31,2001
CURRENT ASSETS
Cash	$ 2,323
_________
Total Current Assets	2,323
OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING (Note 1)
Properties not subject to amortization	1,570,069
Accumulated amortization	-
_________
Net Oil and Gas Properties	1,570,069
_________
TOTAL ASSETS	$ 1,572,392
=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 524,894
Related party payable (Note 3)	332,700
Notes payable (Note 3)	25,000
_________
Total Current Liabilities	882,594
_________
Total Liabilities	882,594

STOCKHOLDERS' EQUITY

Common stock; par value $0.001 per share; authorized 50,000,000 shares; 19,907,833 shares issued and 16,347,833 outstanding	19,907
Capital in excess of par value	2,459,687
Accumulated deficit	(1,786,236)
Treasury stock; 3,560,000 shares	(3,560)
_________
Total Stockholders' Equity	689,798
_________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,572,392
========

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statement of Operations

From Inception on June 13, 2001 Through December 31, 2001
REVENUE

Oil and gas sales	$ -
_________
Total Revenue	-

EXPENSES

General and administrative	25,927
Lease operating costs	95,451
Legal and professional	1,597,563
Travel	66,655
_________
Total Expenses	1,785,596
_________
NET OPERATING LOSS	(1,785,596)

OTHER INCOME (EXPENSES)

Interest expense	(640)
_________
Total Other Income (Expenses)	(640)
_________
NET LOSS	$ (1,786,236)
========
BASIC LOSS PER COMMON SHARE	$ (0.19)
========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,341,538
========

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statement of Stockholders' Equity
From Inception on June 13, 2001 through December 31, 2001
	Common	Stock	Paid-In	Retained	Treasury	Stock
	Shares	Amount	Capital	Deficit	Shares	Amount
Balance at inception on June 13, 2001	-	$ -	$ -	$ -	-	$ -

Common stock issued for organization costs, $0.001 per share	3,350,000	3,350	-			-

Common stock issued for services at $0.001 per share	5,650,000	5,650	-			-

Common stock returned due to non completion of services; $0.001 per share	-	-	-	-	(5,040,000	(5,040)

Reverse acquisition adjustment	9,960,000	9,960	(9,960)			-

Common stock issued for related party payable at $0.81 per share	100,000	100	80,900			-

Common stock issued for services at $0.81 per share	-	-	453,040		560,000	560

Common stock issued for cash at $1.10 per share	600,000	600	664,390			-

Common stock issued for services at $1.11 per share	-	-	1,023,730		920,000	920

Common stock issued in lieu of accounts payable; $1.00 per share	247,833	247	247,587			-

Net loss for the year ended December 31, 2001	-	-	-	(1,786,236)	-	-
	__________	__________	__________	__________	__________	__________
Balance, December 31, 2001	19,907,833	$ 19,907	$2,459,687	$ (1,786,236)	(3,560,000)	$(3,560)
	=========	=========	=========	=========	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statement of Cash Flows
From Inception on June 13, 2001 Through December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,786,236)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services rendered	1,482,210
Common stock issued for retirement of accounts payable	81,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	46,059
__________
Net Cash Provided (Used) by Operating Activities	(176,967)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas property development	(843,400)
__________
Net Cash (Used) by Investing Activities	(843,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and long-term liabilities	357,700
Proceeds from issuance of common stock	664,990
__________
Net Cash Provided by Financing Activities	1,022,690
__________
NET INCREASE (DECREASE) IN CASH	2,323
CASH AND CASH EQUIVALENTS; BEGINNING OF YEAR	-
__________
CASH AND CASH EQUIVALENTS; END OF YEAR	$ 2,323
=========
CASH PAID FOR:
Interest	$ 640
Income taxes	$ -

NON-CASH FINANCING ACTIVITIES:
Common stock issued for payment of accounts payable pertaining to acquisition of oil and gas properties	$ 247,834
Common stock issued to retire accounts payable	$ 81,000

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

b. Revenue and Cost Recognition

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

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
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2001:
Basic EPS
Income (loss) to common
stockholders	$ (1,786,236)	9,341,538	$ (0.19)

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
December 31, 2001

Deferred tax assets:
Net operation loss carry-forwards	$ 450,000
__________
Total Deferred Tax Assets	450,000
Valuation allowance for deferred tax assets	(450,000)
__________
$ -

At December 31, 2001, the Company has net operating losses of $1,786,236 which expire beginning in 2016.

POWDER RIVER BASIN GAS CORP.
Notes to the Financial Statements
December 31, 2001

h. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

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

k. Pronouncements Issued Not Yet Adopted

In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

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

NOTE 2

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue the exploration of the leases, and then to begin extracting methane to sell and generate the necessary funds to continue operations.

NOTE 3

LONG-TERM LIABILITIES
Long-term liabilities are detailed in the following schedules as of December 31, 2001:
Notes payable:
Note payable to a company, due in total in January 2002,
including interest at 10%.	$ 25,000
__________
Total Notes Payable	$ 25,000
Notes payable - related party
Note payable to Taghmen Ventures, LLC a company owned
partially by Greg Smith, the Company's president, unsecured
and bears no interest.	$ 332,700
__________
Total notes payable - related party	332,700
__________
Total long-term liabilities	357,700
Less: current portion	(25,000)
Less: current portion-related party	(332,700)
__________
Total current portion	(357,700)
__________
Total Long-Term Liabilities	$ -
Future minimum principal payments on notes payable are as follows:
2002	$ 357,700
__________
Total	$ 357,000

NOTE 4

RELATED PARTY TRANSACTIONS

During 2001, Taghmen Ventures Ltd. advanced funds to the Company. The Company's president is the general partner of Taghmen Ventures Ltd. and is the beneficial owner of one percent (1%) of the entity. Advances were made of $350,000 with payment back of $17,300 during 2001, having a balance due at December 31, 2001 of $332,700. The note is non-interest bearing and due in February 2002.

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

In September 2001, 5,040,000 shares of the Company's common stock were returned due to non-completion of services in connection with the acquisition of Powder River Basin Gas Corp. at $0.001 per share.

In September 2001, the Company issued 100,000 shares to a vendor for satisfaction of accounts payable at $0.81 per share.

In October 2001, the Company issued 560,000 shares of treasury stock for services at $0.81 per share.

In October 2001, the Company authorized the issuance of 600,000 shares for cash of $664,990 at $1.10 per share, pursuant to a Reg. D 506 exempt offering

In November 2001, the Company issued 920,000 shares of treasury stock for services at $1.11 per share.

In December 2001, the Company issued 247,833 shares to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

NOTE 8

CURRENT PERIOD RESTATEMENT FOR COMMON STOCK TRANSACTIONS

The Company previously omitted the return of 5,040,000 shares of their common stock to treasury stock and the subsequent issuance of 1,480,000 shares of treasury stock. The 5,040,000 shares were returned to the Company in September 2001 at a value of $5,040. In October and November, the Company issued 1,480,000 shares of treasury stock for services at $1,478,250. Due to the omission of these transactions, the consolidated financial statements at December 31, 2001 have been restated.

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

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2001 were filed.

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
	Name and Address		Percentage of
Title of Class	of Beneficial Owner	Number of Shares	Class
Common Stock	Gregory C. Smith	3,930,000	19.74
Common Stock	Alan L. Edgar	1,200,000	6.03
Common Stock	Taghmen Ventures Ltd.	5,455,000	27.40
Total Shares of 5% or more Beneficial Ownership		10,585,000	53.17
Total Shares Issued and Outstanding		19,907,833
Gregory C. Smith is the General Partner for Taghmen Ventures Ltd. and has dispositive control of those shares and is the beneficial owner of 1% of the outstanding shares thereof.

Certain Relationships and Related Transactions

During 2001, Taghmen Ventures Ltd. advanced funds to the Company. The Company's president is the general partner of Taghmen Ventures Ltd. and is the beneficial owner of one percent (1%) of the entity. Advances were made of $350,000 with payment back of $17,300 during 2001, having a balance due at December 31, 2001 of $332,700. The note is non-interest bearing and due in February 2002.

On June 13, 2001, the Company issued 3,350,000 shares of common stock for organization expenses at $0.001 per share.

In September 2001, the Company issued 5,650,000 shares for services provided in connection with the acquisition of Powder River Basin Gas Corp. at $0.001 per share.

In September 2001, 5,040,000 shares of the Company's common stock were returned due to non-completion of services in connection with the acquisition of Powder River Basin Gas Corp. at $0.001 per share.

In September 2001, the Company issued 100,000 shares to a vendor for satisfaction of accounts payable at $0.81 per share.

In October 2001, the Company issued 560,000 shares of treasury stock for services at $0.81 per share.

In October 2001, the Company authorized the issuance of 600,000 shares for cash of $664,990 at $1.10 per share, pursuant to a Reg. D 506 exempt offering

In November 2001, the Company issued 920,000 shares of treasury stock for services at $1.11 per share.

In December 2001, the Company issued 247,833 shares to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

In January 2002, the Company borrowed $250,000 from four shareholders, and subsequently converted the debt to 180,000 shares of common stock.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Exhibits and Reports on Form 8-K
(a) The following documents are filed as a part of this report:
1)	Independent auditor's report.
2)	Powder River Basin Gas Corporation financial statements:
3)	Consolidated balance sheet as of December 31, 2001
4)	Consolidated statement of operations from inception (June 13, 2001) through December 31, 2001
5)	Consolidated statement of stockholders' equity from inception (June 13, 2001) through December 31, 2001
6)	Consolidated statements of cash flows from inception (June 13, 2001) through December 31, 2001
7)	Notes to consolidated financial statements
(b) Exhibits
Number	Description
3 (a)	Articles of Incorporation
Powder River Basin Gas Corporation incorporates by reference the exhibit 3(a)(i)
Articles of Incorporation, and exhibit 3(a)(ii) Amended and Restated Articles of Incorporation, filed with its registration statement on Form 10-SB on November 14, 2000.
3 (b)	Bylaws
Powder River Basin Gas Corporation incorporates by reference the exhibit 3(b)
Bylaws as filed with its registration statement on Form 10-SB, filed November 14, 2000.
16	Letter on Change in Certifying Accountant
Powder River Basin Gas Corporation incorporates by reference the exhibit 16 filed with its Report on Form 8-K, as amended, filed December 4, 2001.
99.1	Certification of Principal Executive Officer pursuant to 18 U.S.S. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.S. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(c) Reports on Form 8-K
1.	Report on Form 8-K, Celebrity Sports Network, Inc., filed September 20, 2001;
a)	Change of Control of Registrant
b)	Acquisition or Disposition of Assets
c)	Other Events - 39:1 Stock Dividend Distribution
d)	Resignation of Registrant's Directors
e)	Financial Statements and Exhibits
Financial Statements of Powder River Basin Gas Corporation for the period from inception to August 31, 2001.
2.	Report on Form 8-K, as amended, Celebrity Sports Network, Inc., filed December 4, 2001;
Change in Registrant's Certifying Accountant

Controls and Procedures

Within the 90 days prior to the date of this Form 10-KSB, PRVB carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, its chief executive officer and chief accounting officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in periodic SEC filings. There have been no significant changes in internal controls or in other factors, which could significantly affect internal controls subsequent to the date management carried out their evaluation.

POWDER RIVER BASIN GAS CORPORATION

ANNUAL REPORT

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Powder River Basin Gas Corporation
Registrant

By:	\s\ Gregory C. Smith, President
Gregory C. Smith, President

Date:	April 15, 2003