Form 10KSB
period 2002-12-31
POWDER RIVER BASIN GAS CORP
filed 2003-04-16
CIK 1125557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

[X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State issuer's revenues for the most recent fiscal year: $15,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2002 was $467,642 based on the closing price on the OTC Bulletin Board on that day.

The current number of shares outstanding of Powder River Basin Gas Corp. common stock was 20,437,833 as of December 31, 2002.

Documents Incorporated by Reference

Powder River Basin Gas Corp. incorporates by reference in Part III of this Form 10-KSB, the registrant's Report on Form 8-K, as amended, with exhibits thereto, filed October 22, 2002 under the Securities Act of 1933.

Powder River Basin Gas Corp. incorporates by reference in Part III of this Form 10-KSB, the registrant's Report on Form 8-K, as amended, with exhibits thereto, filed December 4, 2001 under the Securities Act of 1933.

Powder River Basin Gas Corp. incorporates by reference in Part III of this Form 10-KSB, the registrant's Registration Statement on Form 10-SB, with exhibits thereto, filed December 14, 2000 under the Securities Act of 1933.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

Powder River Basin Gas Corp.

Annual Report

Table of Contents

Part I
Description of Business	4
Description of Properties	5
Legal Proceedings	6
Submission of Matters to a Vote of Security Holders	6
Part II
Market for Common Equity and Related Stockholder Matters	6
Management's Discussion and Analysis or Plan of Operation	7
Financial Statements	14
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	28
Part III
Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act	28
Executive Compensation	29
Security Ownership of Certain Beneficial Owners and Management	29
Certain Relationships and Related Transactions	30
Exhibits and Reports on Form 8-K	31

Signatures	32
Certification of Principal Executive Officer	33

Description of Business

Powder River Basin Gas Corp. ("PRVB" or the "Company") was incorporated as Celebrity Sports Network ("Celebrity Sports") in the State of Colorado on August 27, 1999. On September 5, 2001; Celebrity Sports Network acquired PRVB, a private corporation incorporated in the State of Colorado on June 13, 2001. Subsequently, Celebrity Sports Network changed its name from Celebrity Sports Network to Powder River Basin Gas Corp. Celebrity Sports was formed in an effort to broaden the scope of appearances available to current and former professional athletes. It intended to assist athletes in refining their speaking and presentation skills to increase marketability, gain a market for the athletes, and market the athletes for speaking engagements. From inception, Celebrity Sports remained a development stage company, with primary focus on organizational matters, acquiring candidate athletes as clients, and developing its marketing and business plans. Due to disappointing results; operational losses, lack of working capital, and less than acceptable results from initial business plan implementations; Celebrity Sports decided to explore other business opportunities, both within and outside the sports management industry. Ultimately, Celebrity Sports acquired and became Powder River Basin Gas Corp.

Business

PRVB is an oil and gas exploration company that is engaged in the evaluation and development of coalbed methane ("CBM") reserves as well as shallow oil reserves within the Powder River Basin in the State of Wyoming. PRVB's focus has been in obtaining leasehold interests in acreage within the Powder River Basin, currently a prolific coal bed methane gas exploration play in the domestic United States. Its attributes include low cost, shallow depth drilling and completion; a proven play with major operators and an existing and expanding infrastructure; greater and longer production yields when comparing cost/benefit analyses to other basins and, a low exploration risk.

As of December 31, 2002, PRVB owns a total of 14,622 acres in fourteen different leases within Converse, Crook, Johnson, and Sheridan counties. The company has a 80 percent to 100 percent working interests in all of its leases to date. The Company's leases are adjacent to larger CBM developers and operators such as Western Gas Resources, Williams Companies, Phillips Petroleum, J.M. Huber and others. This close proximity to other operators allows PRVB to benefit from the established infrastructure of gathering systems, pipelines, electricity sources, roads, etc.

In January 2002, the Company drilled and completed two CBM wells in their Zullig Lease, located just west of Clearmont, Wyoming in Sheridan County. Both wells are completed in the Monarch coal seam, which is located at a depth of approximately 800 feet. One of the two wells was tested and produced at an initial rate of 702 Mcf (thousand cubic) per day. In addition, the Company drilled eleven other wells on the lease to a minimal depth of ten percent of their total depth in order to meet certain state requirements in reducing the well spacing from eighty acres to forty acres. Because the pipeline did not arrive during 2002, as expected, the Company did not sell any gas during the year. In January 2003, the Company entered into an agreement with Rimrock Pipeline to provide pipeline services to the Company.

Pricing

PRVB's average cost to drill, complete and tie-in a CBM well to existing infrastructure is estimated to be $75,000, which is below the basin's average cost of $89,000 per CBM well. The projected costs are less due to the fact that a majority of their coal seam objectives are at depths less than 800 feet. The Company anticipates that the development of its CBM assets can generate a substantial profit.

Plan of Operation

PRVB's short-term focus will continue to be on developing and monetizing its CBM and shallow oil assets within the Powder River Basin and to seek additional opportunities to expand its current asset base as well as pursue other acquisitions that will enhance shareholder.

Marketing

The Company intends to review and analyze its available options to sell at the wellhead or transport its production to the highest value markets and intends to implement those options that generate the highest overall value for the Company. The available natural gas pipelines near the Company's acreage include: Rimrock Pipeline, Bitter Creek Pipeline, Williston Basin Interstate Pipeline, Fort Union, MIGC, and Northern Pipeline. It is anticipated that no additional processing or treating will be necessary to meet pipeline specifications.

Description of Properties

The Company's offices are located in Dallas, Texas and it has non-exclusive use of desks and storage space and available business services. The Company's Chairman has been providing these office facilities at no cost to the Company.

As of December 31, 2002 and 2001, Powder River Basin Gas Corp. had 80 to 100 percent working interests in the following CBM and shallow oil leases:
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

Legal Proceedings

PRVB has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. Powder River Basin Gas Corp. is not aware of any threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

During 2002 the Company filed a lawsuit against a former service provider, alleging violations of Section 16 of the Securities and Exchange Act of 1934 and Section 5 of the Securities Act of 1933. In order to avoid the additional expense and uncertainty of litigation, agreed to settle and resolve all of the claims between them. As part of the settlement agreement, the Company recorded a $50,000 liability, of which, $40,000 remains outstanding at December 31, 2002.

Submission of Matters to a Vote of Security Holders

None during the years ended December 31, 2002 and 2001.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of Powder River Basin Gas Corp. is traded on the OTC Bulletin Board under the symbol PRVB.

Holders

Powder River Basin Gas Corp. had 20,437,833 and 19,907,833 shares of common stock outstanding as of December 31, 2002 and 2001, respectively and had approximately 320 and 278 shareholders at the end of 2002 and 2001, respectively.

Dividend Policy

PRVB has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

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

As a result of the internal accounting investigation, our consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 2001 and the consolidated balance sheet as of December 31, 2001 have been restated. In addition, to give effect to accumulated prior period adjustments and their related tax impacts, and to give effect of additional treasury stock issuances during 2002, the consolidated statements of operations, cash flows and stockholders' equity for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 and the consolidated balance sheets for the periods then ended, have also been restated.

Revenues

The Company has not yet generated significant revenue from the sale of natural gas. This is primarily due to the fact the infrastructure required to realize these sales has not yet been extended to the Company's properties. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company plans on implementing its drilling plan and begin recognizing revenues during 2003.

Costs and Expenses

The Company's general and administrative expenses for the fiscal years ended December 31, 2002 and 2001 were $414,568 and $25,927, respectively, which represents 30.9% and 1.5% of total expenses. The increase is because 2002 included a full year of operations, while 2001 was a short year and did not include any management salaries and 2002 includes significant costs associated with being a public company.

The Company incurred legal and professional expenses of $673,293 and $1,597,563 for the years ending December 31, 2002 and 2001, respectively, which amounts are not included in the general and administrative expenses noted above and represent 50.2% and 89.5% of the total expenses incurred by the Company. The decrease is because the Company completed its merger with Celebrity Sports in 2001 and incurred significant legal and professional fees in the form of common stock and treasury stock.

The Company incurred lease operating expenses totaling $231,517 and $95,451 during 2002 and 2001, respectively, which represents 17.3% and 5.3% of the total expenses. In 2002, the Company drilled a few wells and performed procedures related to making several properties operational, including working with various operators in the Powder River Basin. The Company's travel expenses were $21,835 and $66,655 for the years ended December 31, 2002 and 2001, respectively, which represents 1.6% and 3.7% of the total expenses incurred by the Company during the respective fiscal years, because 2001 included many trips between Texas and Wyoming to acquire leasehold interests, while 2002 had less such activity.

In 2002, the management of the Company was unable to secure financing for the proposed drilling programs which was primarily due to general market conditions and the fact that the Chief Executive Officer, which the Company hired during 2002, resigned in the 3rd Quarter for personal reasons. The Company, however, anticipates that it will be able to raise the necessary funds to commence drilling operations on its leasehold properties during the 2003 fiscal year.

Net Income (Loss)

Net loss for the fiscal years ended December 31, 2002 and 2001 were $1,344,796 and $1,786,236, respectively or $0.07 and $0.19 per share. The majority of the net loss is categorized in general and administrative expenses, lease operating costs, legal and professional services and travel, as more fully described above.

Liquidity and Capital Resources

Net cash used in operating activities was $241,720 and $176,967 for the fiscal years ended December 31, 2002 and 2001, respectively. Cash used in investing activities was $283,400 and $843,400 for the same periods and cash provided by investing activities was $535,353 and $1,022,690 for the fiscal years ended December 31, 2002 and 2001, respectively.

The Company's working capital deficit on December 31, 2002 and 2001 was $1,094,517 and $880,271, respectively. This deficit resulted primarily from the use of short-term debt and accounts payable to finance the acquisition of leasehold interests in the Powder River Basin, which as noted above, amounted to $283,400 and $843,400 during 2002 and 2001, respectively, as well as the ongoing operations of the Company and costs associated with being a public company.

The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital as required, to maintain operations.

Non-Cash Transactions

The non cash transactions for the year ended December 31, 2002 were as follows: 250,000 shares of treasury stock was issued to a vendor to satisfy an accounts payable and 630,000 shares of treasury stock were issued in January 2002 for services at $0.61 per share; 1,130,000 shares of treasury stock were issued March 2002 for services at $0.59 per share; 630,000 shares of treasury stock were issued in July 2002 for services at $0.09 per share; and 500,000 shares of common stock were issued in July 2002 to a related party for reduction of debt at $0.20 per share.

The non cash transactions for the year ended December 31, 2001 were as follows: 3,350,000 shares of common stock were issued on June 13, 2001 for organizational expenses at $0.001 per share; 5,650,000 shares of common stock were issued in September, 2001 for the acquisition of Powder River Basin Gas Corp. at $0.001 per share; 5,040,000 shares of common stock were returned due to non-completion of services in connection with the acquisition of Powder River Basin Gas Corp. at $0.001 per share; 100,000 shares of common stock issued in September, 2001 for satisfaction of certain accounts payable at $0.81 per share; 560,000 shares of treasury stock were issued in October, 2001 for services at $0.81 per share; 920,000 shares of treasury stock were issued in November, 2001 for services at $1.11 per share; and 247,833 shares of common stock issued in December, 2001 to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

Current Liabilities

On December 31, 2002 and 2001, the Company had approximately $1,107,073 and $882,594, respectively, in current liabilities. $317,700 and $332,700 at December 31, 2002 and 2001, respectively, was due Taghmen Ventures, Ltd. Mr. Gregory C. Smith, Chairman of the Company is the General Partner for Taghmen Ventures Ltd. and owns approximately 1% of Taghmen Ventures Ltd. These amounts represent funds advanced to the Company in 2001 by Taghmen Ventures, Ltd. for working capital purposes.

History of Losses

The Company incurred net losses of $1.3 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively. Prior to 2001, the Company had no previous net losses due to its formation in 2001. The Company may continue to incur net losses during 2003 and, to the extent that it remains without operational funding, such losses may continue.

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

Powder River Basin Gas Corp.

Annual Report

Financial Statements

Contents
Page
Independent Auditors' Report	F-2
Financial Statements
Consolidated Balance Sheet	F-3
Consolidated Statement of Operations	F-4
Consolidated Statement of Stockholder's Equity	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors

Powder River Basin Gas Corp.

Dallas, TX

We have audited the accompanying consolidated balance sheets of Powder River Basin Gas Corp. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended December 31, 2002 and from inception on June 13, 2001 through December 31, 2001 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powder River Basin Gas Corp. as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the period ended December 31, 2002 and from inception on June 13, 2001 through December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note to the consolidated financial statements, the Company has suffered recurring operating losses and is dependent upon financing to continue operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\

Chisholm & Associates

North Salt Lake, Utah

April 10, 2003

POWDER RIVER BASIN GAS CORP.
Consolidated Balance Sheets

ASSETS	December 31,	December 31,
	2002	2001
CURRENT ASSETS
Cash	$ 12,556	$ 2,323
	__________	__________
Total Current Assets	12,556	2,323
OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING (Note 1)
Properties not subject to amortization	1,853,469	1,570,069
Accumulated amortization	-	-
Net Oil and Gas Properties	1,853,469	1,570,069
	__________	__________
TOTAL ASSETS	$ 1,866,025	$ 1,572,392
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 114,020	$ 524,894
Accrued expenses	48,953	-
Related party payable (Note 3)	317,700	332,700
Notes payable (Note 3)	626,400	25,000
	__________	__________
Total Current Liabilities	1,107,073	882,594
	__________	__________
Total Liabilities	1,107,073	882,594
STOCKHOLDERS' EQUITY
Common stock; par value $0.001 per share; authorized 50,000,000 shares; 20,437,833 and 19,907,833 shares issued and 19,517,833 and 16,347,833 outstanding, respectively	20,437	19,907
Capital in excess of par value	3,870,467	2,459,687
Accumulated deficit	(3,131,032)	(1,786,236)
Treasury stock; 920,000 and 3,560,000 shares	(920)	(3,560)
	__________	__________
Total Stockholders' Equity	758,952	689,798
	__________	__________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,866,025	$ 1,572,392
	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statements of Operations

	For the Year Ended December, 2002	From Inception on June 13, 2001 through December 31, 2001	From Inception on June 13, 2001 Through December 31, 2002
REVENUE
Oil and gas sales	$ 15,000	$ -	$ 15,000
	__________	__________	__________
Total Revenue	$ 15,000	-	15,000
	__________	__________	__________
EXPENSES
General and administrative	414,568	25,927	440,495
Lease operating costs	231,517	95,451	326,968
Legal and professional	673,293	1,597,563	2,270,856
Travel	21,835	66,655	88,490
	__________	__________	__________
Total Expenses	1,341,213	1,785,596	3,126,809
	__________	__________	__________
NET OPERATING LOSS	(1,326,213)	(1,785,596)	(3,111,809)
	__________	__________	__________
OTHER INCOME (EXPENSES)
Interest expense	(18,583)	(640)	(19,223)
	__________	__________	__________
Total Other Income (Expenses)	(18,583)	(640)	(19,223)
	__________	__________	__________
NET LOSS	$ (1,344,796)	$ (1,786,236)	$ (3,131,032)
	=========	=========	=========
BASIC LOSS PER COMMON SHARE	$ (0.07)	$ (0.19)	$ (0.18)
	=========	=========	=========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,161,422	9,341,538	17,249,831
	=========	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statements of Stockholders' Equity
From Inception on June 13, 2001 through December 31, 2002

	Common	Stock	Paid-In	Retained	Treasury	Stock
	Shares	Amount	Capital	Deficit	Shares	Amount
Balance at inception on June 13, 2001	-	$ -	$ -	$ -	-	$ -
Common stock issued for organization costs, $0.001 per share	3,350,000	3,350	-	-	-	-
Common stock issued for services at $0.001 per share	5,650,000	5,650	-	-	-	-
Common stock returned due to noncompletion of services at $0.001 per share	-	-	-	-	(5,040,000)	(5,040)
Reverse acquisition adjustment	9,960,000	9,960	(9,960)	-	-	-
Common stock issued for related party payable at $0.81 per share	100,000	100	80,900	-	-	-
Common stock issued for services at $0.81 per share	-	-	453,040	-	560,000	560
Common stock issued for cash at $1.10 per share	600,000	600	664,390	-	-	-
Common stock issued for services at $1.11 per share	-	-	1,023,730	-	920,000	920
Common stock issued in lieu of accounts payable at $1.00 per share	247,833	247	247,587	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	(1,786,236)	-	-
	___________	___________	___________	___________	___________	___________
Balance, December 31, 2001	19,907,833	$ 19,907	$ 2,459,687	$ (1,786,236)	(3,560,000)	$(3,560)
	___________	___________	___________	___________	___________	___________

The accompanying notes are an integral part of these consolidated financial statements.

F-5

POWDER RIVER BASIN GAS CORP.
Consolidated Statements of Stockholders' Equity
From Inception on June 13, 2001 through December 31, 2002 (continued)
	Common	Stock	Paid-In	Retained	Treasury	Stock
	Shares	Amount	Capital	Deficit	Shares	Amount
Balance, December 31, 2001	19,907,833	$ 19,907	$ 2,459,687	$ (1,786,236)	(3,560,000)	$(3,560)
Common stock issued for payables at $0.61 per share	-	-	152,250	-	250,000	250
Common stock issued for services valued at $0.61 per share	-	-	407,420	-	630,000	630
Common stock issued for cash at $1.00 per share	30,000	30	29,970	-	-	-
Common stock issued for services at $0.59 per share	-	-	665,570	-	1,130,000	1,130
Common stock issued for services at $0.09 per share	-	-	56,070	-	630,000	630
Common stock issued for related party payables at $0.20 per share	500,000	500	99,500	-	-	-
Net loss for the year ended December 31, 2002	-	-	-	(1,344,796)	-	-
	___________	___________	___________	___________	___________	___________
Balance, December 31, 2002	20,437,833	$ 20,437	$ 3,870,467	$ (3,131,032)	(920,000)	$ (920)
	==========	==========	==========	==========	==========	==========

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statements of Cash Flows
	For the Year Ended December 2002	From Inception on June 13, 2001 through December 31, 2001	From Inception on June 13, 2001 Through December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,344,796)	$ (1,786,236)	$ (3,131,032)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Common stock issued for services rendered	1,131,450	1,482,210	2,613,660
Common stock issued for retirement of accounts payable	252,500	81,000	333,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(361,921)	46,059	(234,815)
	___________	___________	___________
Net Cash Provided (Used) by Operating Activities	(322,767)	(176,967)	(418,687)
	___________	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for oil and gas property development	(283,400)	(843,400)	(1,126,800)
	___________	___________	___________
Net Cash (Used) by Investing Activities	(283,400)	(843,400)	(1,126,800)
	___________	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable and long-term liabilities	(88,100)	-	(169,147)
Proceeds from notes payable and long-term liabilities	674,500	357,700	1,032,200
Proceeds from issuance of common stock	30,000	664,990	694,990
	___________	___________	___________
Net Cash Provided by Financing Activities	616,400	1,022,690	1,558,043
	___________	___________	___________
NET INCREASE (DECREASE) IN CASH	10,233	2,323	12,556
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,323	-	-
	___________	___________	___________
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 12,556	$ 2,323	$ 12,556
	==========	==========	==========
CASH PAID FOR:
Interest	$ 18,583	$ 640	$ 19,223
Income taxes	$ -	$ -	$-
NON-CASH FINANCING ACTIVITIES:
Common stock issued for payment of accounts payable pertaining to acquisition of oil and gas properties	$ 152,500	$ 247,834	$400,334
Common stock issued to retire accounts payable	$ 100,000	$ 81,000	$181,000

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company issued 9,000,000 shares of common stock for the receipt of 9,000,000 shares of PRBG, therefore, an adjustment to the shares outstanding was necessary to reflect the other shareholders of the Company at the time of acquisition. No goodwill was recorded in the acquisition, and the purchase method of accounting was used in recording the business combination.

b. Revenue and Cost Recognition

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

POWDER RIVER BASIN GAS CORP.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended December 31, 2002 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of December 31, 2002, proved oil and gas reserves had been identified on one of the Companies oil and gas properties, however, no extraction has begun; therefore, no amortization has been recorded for the year ending December 31, 2002. All other wells are incomplete as of December 31, 2002.

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

	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2002:
Basic EPS
Income (loss) to common stockholders	$ (1,344,796)	20,161,422	$ (0.07)
For the year ended December 31, 2001:
Basic EPS
Income (loss) to common stockholders	$ (1,786,236)	9,341,538	$ (0.19)

POWDER RIVER BASIN GAS CORP.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	December 31,	December 31,
	2002	2001
Deferred tax assets:
Net operation loss carry-forwards	$ 3,100,000	$1,700,000
Total Deferred Tax Assets	1,054,000	578,000
Valuation allowance for deferred tax assets	(1,054,000)	(578,000)
	$ -	$-

At December 31, 2002, the Company has net operating losses of $3,131,032 which expire beginning in 2022.

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

i. Property and Equipment

In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2002 and 2001, no impairments were recognized.

POWDER RIVER BASIN GAS CORP.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2002. The Company has no investments in derivative financial instruments.

k. Newly Issued Pronouncements

In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

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

The Company completed its assessment of the effects of these new pronouncements on its financial statements and believes the effects to be immaterial. The standards were implemented by the Company in its 2002 consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue the exploration of the leases, and then to begin extracting methane to sell and generate the necessary funds to continue operations.

NOTE 3 - LONG-TERM LIABILITIES

Long-term liabilities are detailed in the following schedules as of December 31, 2002:

Notes payable:

Note payable to a company, due in total in January 2002, including interest at 10%.	$ 86,400
Note payable to an individual, due in total in January 2003, including interest at 12%	25,000
Note payable to an individual, due in total in May 2003	40,000
Convertible debenture to a Company, due in total by conversion of stock, including interest at 6%	260,000
Note payable to a Company, due in total on March 2003, including interest at 7.10%	215,000
_________
Total Notes Payable	$ 626,400

POWDER RIVER BASIN GAS CORP.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 3 - LONG-TERM LIABILITIES (Continued)

Notes payable - related party

Note payable to Taghmen Ventures, LLC a company owned partially by Greg Smith, the Company's president, unsecured and bears no interest.	$ 317,700
________
Total notes payable - related party	317,700
Total long-term liabilities	944,100
Less: current portion	(626,400)
________
Less: current portion-related party	(317,700)
Total current portion	(944,100)
________
Total Long-Term Liabilities	$ -
Future minimum principal payments on notes payable are as follows:
2003	$ 944,100
_________
Total	$ 944,100

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2001, Taghmen Ventures Ltd. advanced funds to the Company. Gregory C. Smith, the Company's Chairman, is the General Partner of Taghmen Ventures and owns approximately 1%. Advances of $350,000 and payments of $17,300 were made during 2001 and payments of $15,000 were made during 2002. The note has a balance due at December 31, 2002 and 2001 of $317,700 and $332,700, respectively. The note is non-interest bearing and due in February 2002. During 2002 Gregory C. Smith converted $100,000 in accrued compensation into 500,000 shares of common stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has entered into various oil and gas leases from several land owners. Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production. Some of the leases also provide for a minimum royalty. As of December 31, 2002, no royalties were due.

NOTE 6 - STOCK TRANSACTIONS

On June 13, 2001, the Company issued 3,350,000 shares of common stock for organization expenses at $0.001 per share.

In September 2001, the Company issued 5,650,000 shares for services provided in connection with the acquisition of Powder River Basin Gas Corp. at $0.001 per share.

POWDER RIVER BASIN GAS CORP.
Notes to the Consolidated Financial Statements
December 31, 2002 and 2001

NOTE 6 - STOCK TRANSACTIONS (Continued)

In September 2001, 5,040,000 shares of the Company's common stock was returned due to noncompletion of services in connection with the acquisition of Powder River Basin Gas Corp. at $.001 per share.

In September 2001, the Company issued 100,000 shares to a vendor for satisfaction of accounts payable at $0.81 per share.

In October 2001, the Company issued 560,000 shares of treasury stock for services at $0.81 per share.

In October 2001, the Company authorized the issuance of 600,000 shares for cash of $664,990 at $1.10 per share, pursuant to a Reg D 506 exempt offering,

In November 2001, the Company issued 920,000 shares of treasury stock for services at $1.11 per share.

In December 2001, the Company issued 247,833 shares to satisfy debt associated with the acquisition of oil and gas leases at $1.00 per share.

In January 2002, the Company issued 250,000 shares of treasury stock to a vendor to satisfy accounts payable at $0.61 per share.

In January 2002, the Company issued 630,000 shares of treasury stock for services at $0.61 per share.

In March 2002, the Company issued 30,000 shares of common stock at $1.00 per share.

In March 2002, the Company issued 1,130,000 shares of treasury stock for services at $0.59 per share.

In July 2002, the Company issued 630,000 shares of treasury stock for services at $0.09 per share.

In July 2002, the Company issued 500,000 shares of common stock to a related party for reduction of debt at $0.20 per share.

NOTE 7 - SUBSEQUENT EVENTS

In March 2003, loans associated with leased properties were in default and as a result properties were given back to satisfy debt, properties were valued at $455,000.

In January 2003, 4,000,000 shares of common stock was issued to reduce debt in the amount of $130,000.

NOTE 8 - PRIOR PERIOD RESTATEMENT FOR COMMON STOCK TRANSACTIONS

The Company previously omitted the return of 5,040,000 shares of their common stock to treasury stock and the subsequent issuance of 1,480,000 shares of treasury stock. The 5,040,000 shares were returned to the Company in September at a value of $5,040. In October and November, the Company issued 1,480,000 shares of treasury stock for services valued at $1,478,250. Due to the omission of these transactions, the financial statements at December 31, 2001 have been restated.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
During 2001, Powder River Basin Gas Corp. elected to change from the auditing accounting firm of:
Cordovano and Harvey, P.C.
201 Steele Street, Suite 300
Denver, Colorado 80206
To the auditing accounting firm of:
Chisholm & Associates
P.O. Box 540216
North Salt Lake, Utah 84054

The Company's management is familiar with the new firm and felt that the new independent accountant will provide quality and timely service.

The Board of Directors approved the change in accounting firm as of November 27, 2001.

The new accounting firm was not consulted prior to engagement on any specific accounting matter either completed or proposed.

Powder River Basin Gas Corp. has never had nor anticipates having, nor had during the most recent two fiscal years or any subsequent interim period proceeding the date of change, any disagreements with accountants on matters of accounting, financial disclosure, matter of accounting principles or practices, or auditing scope or procedure; nor has any principal accountant, currently or in the past recent years, resigned or declined to stand for reelection.

The financial statements audited by the principal accountant for the past two years do not contain an adverse opinion or disclaimer of opinion or were modified as to uncertainty, audit scope or accounting principles.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Powder River Basin Gas Corp.'s sole director and principal executive officer is as follows:
Name	Age	Position
Gregory C. Smith	42	President and Chairman of the Board

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors and officers, and persons who own more than ten-percent (10%) of the company's common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the Company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal years ended December 31, 2002 and 2001 were filed.

Executive Compensation

Since inception, Powder River Basin Gas Corp. has paid no cash compensation to its officers or directors. Officers of the company will be reimbursed for out-of-pocket expenses and may be compensated for the time devoted to the Company. In addition, officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the company than the charges for similar services made by independent third parties who are similarly qualified.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Powder River Basin Gas Corp.'s common stock as of December 2001, by each person or entity known to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers.
Title of Class	Name of Beneficial Owner	Number Shares	% of Class
Common Stock	Gregory C. Smith	4,430,000	21.68
Common Stock	Alan L. Edgar	1,200,000	5.87
Common Stock	Taghmen Ventures Ltd.	5,455,000	26.69
Total Shares of 5% or more Beneficial Ownership		11,085,000	54.24
Total Shares Issued and Outstanding		20,437,833
Gregory C. Smith is the General Partner for Taghmen Ventures Ltd. and has dispositive control of those shares and is the beneficial owner of 1% of the outstanding shares thereof.

Certain Relationships and Related Transactions

During 2001, Taghmen Ventures Ltd. advanced funds to the Company. The Company's president is the general partner of Taghmen Ventures Ltd. and is the beneficial owner of one percent (1%) of the entity. Advances of $350,000 were made in 2001 and payments of $15,000 and $17,300 were made during 2002 and 2001, respectively. The balance of the note was $317,700 and $332,700 at December 31, 2002 and 2001, respectively and the note is non-interest bearing and was due in February 2002.

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

In January 2002, the Company issued 250,000 shares of treasury stock to a vendor to satisfy accounts payable at $0.61 per share and issued 630,000 shares of treasury stock for services at $0.61 per share.

In March 2002, the Company issued 30,000 shares of common stock at $1.00 per share.

In March 2002, the Company issued 1,130,000 shares of treasury stock for services at $0.59 per share.

In July 2002, the Company issued 630,000 shares of treasury stock for services at $0.09 per share.

In July 2002, the Company issued 500,000 shares of common stock to a related party for reduction of debt at $0.20 per share.

Exhibits and Reports on Form 8-K
(a) The following documents are filed as a part of this report:
1)	Independent auditors' report.
2)	Powder River Basin Gas Corp. financial statements:
3)	Consolidated balance sheets as of December 31, 2002 and 2001
4)	Consolidated statement of operations from inception (June 13, 2001) through December 31, 2002 and for the years ended December 31, 2002 and 2001
5)	Consolidated statement of stockholders' equity from inception (June 13, 2001) through December 31, 2002 and for the years ended December 31, 2002 and 2001
6)	Consolidated statements of cash flows from inception (June 13, 2001) through December 31, 2002 and for the years ended December 31, 2002 and 2001
7)	Notes to consolidated financial statements
(b) Exhibits
Number	Description
3 (a)	Articles of Incorporation
Powder River Basin Gas Corp. incorporates by reference the exhibit 3(a)(i)
Articles of Incorporation, and exhibit 3(a)(ii) Amended and Restated Articles of Incorporation, filed with registration statement on Form 10-SB, November 14, 2000.
3 (b)	Bylaws
Powder River Basin Gas Corp. incorporates by reference the exhibit 3(b)
Bylaws as filed with its registration statement on Form 10-SB, filed November 14, 2000.
16	Letter on Change in Certifying Accountant
Powder River Basin Gas Corp. incorporates by reference the exhibit 16 filed with its Report on Form 8-K, as amended, filed December 4, 2001.
99.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.S. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(c) Reports on Form 8-K
1.	Report on Form 8-K, Celebrity Sports Network, Inc., filed September 20, 2001;
a)	Change of Control of Registrant
b)	Acquisition or Disposition of Assets
c)	Other Events - 39:1 Stock Dividend Distribution
d)	Resignation of Registrant's Directors
e)	Financial Statements and Exhibits
Financial Statements of Powder River Basin Gas Corp. for the period from inception to August 31, 2001.
2.	Report on Form 8-K, as amended, Celebrity Sports Network, Inc., filed December 4, 2001;
Change in Registrant's Certifying Accountant
3.	Report on Form 8-K, as amended, Powder River Basin Gas Corp. filed October 22, 2002;
Resignation of Chief Executive Officer

Controls and Procedures

Within the 90 days prior to the date of this Form 10-KSB, PRVB carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and chief accounting officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, its chief executive officer and chief accounting officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in periodic SEC filings. There have been no significant changes in internal controls or in other factors, which could significantly affect internal controls subsequent to the date management carried out their evaluation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Powder River Basin Gas Corp.
Registrant

By:	\s\ Gregory C. Smith, President and Chairman
Gregory C. Smith, President and Chairman

Date:	April 15, 2003