Form 10QSB/A
period 2002-03-31
POWDER RIVER BASIN GAS CORP
filed 2003-05-21
CIK 1125557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31945

For the quarter ended March 31, 2002

POWDER RIVER BASIN GAS CORP.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1521645
(State of incorporation)	(IRS Employer Identification #)

P.O. Box 7500

Dallas, Texas 75209

(214) 526-5678

(Address and telephone number of principal executive office)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 2002, 19,937,833 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

EXPLANATORY NOTE:

THIS 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING CERTAIN ITEMS TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE PERIOD ENDED MARCH 31, 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-QSB. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF MARCH 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Powder River Basin Gas Corp.
Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001
	(unaudited)
	March 31	December 31
ASSETS
CURRENT ASSETS
Cash	$ 368	$ 2,323
Accounts receivable	75,000	-
Other current assets		-
	_____________	_____________
Total current assets	75,368	2,323
	_____________	_____________
Oil and gas properties using full cost accounting (note 3)
Properties not subject to amortization	1,612,069	1,570,069
Accumulated amortization	-	-
Net oil and gas properties	1,612,069	1,570,069
	_____________	_____________
Total assets	$ 1,687,437	$ 1,572,392
	===========	============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 205,082	$ 524,894
Related party payable	425,566	332,700
Current portion of long term debt	66,600	25,000
	_____________	_____________
Total current liabilities	697,248	882,594
	_____________	_____________
Total liabilities	697,248	882,594
	_____________	_____________
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 50,000,000 shares authorized; 19,937,833 and 19,907,833 shares issued and 18,387,833 and 16,347,833 outstanding	19,937	19,907
Capital in excess of par value	3,714,897	2,459,687
Accumulated deficit	(2,743,095)	(1,786,236)
Treasury stock; 1,550,000 and 3,560,000 shares	(1,550)	(3,560)
	_____________	_____________
Total stockholders' equity	990,189	689,798
	_____________	_____________
Total liabilities and stockholders' equity	$ 1,687,437	$ 1,572,392
	===========	===========

Powder River Basin Gas Corp.
Consolidated Statement of Operations (Unaudited)
For the Period Ended March 31, 2002
REVENUE
Oil and gas sales	$ -
_____________
Total revenue	-
_____________
EXPENSES
General and administrative	65,049
Lease operating costs	55,104
Legal and professional	828,387
Travel	7,816
_____________
Total expenses	956,356
_____________
NET OPERATING LOSS	(956,356)

OTHER INCOME (EXPENSE)
Interest expense	(503)
_____________
NET LOSS	$ (956,859)
============
BASIC LOSS PER COMMON SHARE	$ (0.05)
============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,926,500
============

Powder River Basin Gas Corp.
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Period Ended March 31, 2002
	Common Stock		Capital in Excess of Par Value	Retained Deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at inception on June 13, 2001	-	$ -	$ -	$ -	-	$ -
Common stock issued for organization costs; $0.001 per share	3,350,000	3,350	(3,350)	-	-	-
Common stock issued for services; $0.001 per share	5,650,000	5,650	(5,650)	-	-	-
Common stock returned due to non completion of services; $0.001 per share	-	-	-	-	(5,040,000)	(5,040)
Reverse acquisition adjustment	9,960,000	9,960	(9,960)	-	-	-
Common stock issued for related party payable at $0.81 per share	100,000	100	89,900	-	-	-
Common stock issued for services at $0.81 per share	-	-	453,040	-	560,000	560
Common stock issued for cash at $1.10 per share	600,000	600	664,390	-	-	-
Common stock issued for services at $1.11 per share	-	-	1,023,730	-	920,000	920
Common stock issued for payable at $1.00 per share	247,833	247	247,587	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	(1,786,236)	-	-
	__________	__________	__________	__________	__________	__________
Balance at December 31, 2001	19,907,833	19,907	2,459,687	(1,786,236)	(3,560,000)	(3,560)

Powder River Basin Gas Corp.
Consolidated Statement of Stockholders' Equity (Unaudited) (continued)
For the Period Ended March 31, 2002

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 31, 2001	19,907,833	19,907	2,459,687	(1,786,236)	(3,560,000)	(3,560)
Common stock issued for payables; $0.61 per share	-	-	152,250	-	250,000	250
Common stock issued for services at $0.65 per share	-	-	407,420	-	630,000	630
Common stock issued for cash at $1.00 per share	30,000	30	29,970	-	-	-
Common stock issued for services at $0.59 per share	-	-	665,570	-	1,130,000	1,130
Net loss for the period ended March 31, 2002	-	-	-	(956,859)	-	-
	__________	__________	__________	__________	__________	__________
Balance at June 30, 2002	19,937,833	$ 19,937	$ 3,714,897	$ (2,743,095)	(1,550,000)	$ (1,550)
	=========	=========	=========	=========	=========	=========

Powder River Basin Gas Corp.
Consolidated Statement of Cash Flows (Unaudited)
For the Period Ended March 31, 2002
Cash flows from operating activities
Net income	$ (956,859)
Adjustments to net income provided by operating activities:
Common stock issued for services rendered	1,074,750
Common stock issued for retirement of accounts payable	152,500
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(75,000)
(Decrease) increase in accounts payable	(319,812)
__________
Net cash used in operating activities	(124,421)
__________
Cash flows from investing activities
Expenditures for oil and gas property development	(42,000)
__________
Net cash used in investing activities	(42,000)
__________
Cash flows from financing activities
Proceeds from notes payable and long-term liabilities	134,466
Proceeds from issuance of common stock	30,000
__________
Net cash provided by financing activities	164,466
__________
Net decrease in cash and cash equivalents	(1,955)
Cash at beginning of period	2,323
__________
Cash at end of period	$ 368
=========
Cash paid for:
Interest	$ 503
Income taxes	$ -
Non cash financing activities:
Common stock issued for payment of accounts payable pertaining to acquisition of oil and gas properties	$ 152,500

Powder River Basin Gas Corp.
Notes to Consolidated Financial Statements
For the Quarter Ended March 31, 2002

See Accountants' Review Report

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

This 10-QSB/A is being filed for the purpose of amending and restating certain items to reflect the restatement of our consolidated financial statements (unaudited) for the period ended March 31, 2002 and reclassification in our consolidated statement of operations (unaudited) for this period to reflect the issuance of treasury stock for services. We have made no further changes to the previously filed Form 10-QSB. All information in this Form 10-QSB/A is as of March 31, 2002 and does not reflect any subsequent information or events other than the restatement.

The unaudited consolidated financial statements of Powder River Basin Gas Corp. for the three months ended March 31, 2002, included herein have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2001, as reported in the Form 10-KSB/A, have been omitted.

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

NOTE 4 - COMMON STOCK

In January 2002, the Company issued 250,000 shares of treasury stock to satisfy debt associated with the acquisition of oil and gas leases at $0.61 per share.

In January 2002, the Company issued 630,000 shares of treasury stock for services at $0.65 per share.

In February 2002, the Company authorized the issuance of 30,000 shares of common stock for cash of $30,000 at $1.00 pursuant to a Reg. D 506 exempt offering.

In March 2002, the Company issued 1,130,000 shares of treasury stock for services at $0.59 per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on form 10QSB/A contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit on March 31, 2002 was $621,880, resulting primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin. The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital in order to maintain operations. The Company, however, anticipates that it will be able to raise the necessary funds to commence drilling operations on its leasehold properties during 2002.

CURRENT LIABILITIES

On March 31, 2002, the Company had approximately $697,248 in current liabilities. Of this amount, approximately $205,082 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. $425,566 was due to Taghmen Ventures, Ltd. and Mr. Gregory C. Smith, President of the Company; Mr. Smith is also the General Partner for Taghmen Ventures Ltd. These amounts represent funds advanced to the Company by Taghmen Ventures, Ltd. and Mr. Smith for working capital purposes. $66,600 is due under a note payable to a sub-contractor of the Company in lieu of payment for services rendered.

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

In January 2002, the Company issued 250,000 shares of treasury stock to satisfy debt associated with the acquisition of oil and gas leases at $0.61 per share.

In January 2002, the Company issued 630,000 shares of treasury stock for services at $0.65 per share.

In February 2002, the Company authorized the issuance of 30,000 shares of common stock for cash of $30,000 at $1.00 pursuant to a Reg. D 506 exempt offering.

In March 2002, the Company issued 1,130,000 shares of treasury stock for services at $0.59 per share.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5: OTHER INFORMATION

NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.S. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports

Report on Form 8-K, as amended, Celebrity Sports Network, Inc., filed January 24, 2002; Change in Registrant's Certifying Accountant

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Powder River Basin Gas Corporation
Registrant

By:	\s\ Jeffrey T. Wilson, Chief Executive Officer
Jeffrey T. Wilson, Chief Executive Officer

Date:	May 20, 2003

I, Jeffrey T. Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Powder River Basin Gas Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Jeffrey T. Wilson

Jeffrey T. Wilson

Chief Executive Officer