Form 10QSB/A
period 2002-06-30
POWDER RIVER BASIN GAS CORP
filed 2003-05-21
CIK 1125557

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 2002, 19,937,833 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

EXPLANATORY NOTE:

THIS 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING CERTAIN ITEMS TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE PERIOD ENDED JUNE 30, 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-QSB. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF JUNE 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
Powder River Basin Gas Corp.
Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001
	(unaudited)
	June 30	December 31
ASSETS
CURRENT ASSETS
Cash	$ 18,368	$ 2,323
Accounts receivable	75,000	-
Other current assets		-
	__________	__________
Total current assets	93,368	2,323
	__________	__________
Oil and gas properties using full cost accounting (note 3)
Properties not subject to amortization	1,612,069	1,570,069
Accumulated amortization	-	-
	__________	__________
Net oil and gas properties	1,612,069	1,570,069
	__________	__________
Total assets	$1,705,437	$ 1,572,392
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 231,007	$ 524,894
Related party payable	514,566	332,700
Current portion of long term debt	79,100	25,000
	__________	__________
Total current liabilities	824,673	882,594
	__________	__________
Total liabilities	824,673	882,594
	__________	__________
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 50,000,000 shares authorized; 19,937,833 and 19,907,833 shares issued and 18,387,833 and 16,347,833 outstanding	19,937	19,907
Capital in excess of par value	3,714,897	2,459,687
Accumulated deficit	(2,852,520)	(1,786,236)
Treasury stock; 1,550,000 and 3,560,000 shares	(1,550)	(3,560)
	__________	__________
Total stockholders' equity	880,764	689,798
	__________	__________
Total liabilities and stockholders' equity	$ 1,705,437	$ 1,572,392
	=========	=========

Powder River Basin Gas Corp.
Consolidated Statement of Operations (Unaudited)
For the Periods Ended June 30, 2002
	Three Months	Six Months
REVENUE
Oil and gas sales	$ -	$ -
	__________	__________
Total revenue	-	-

EXPENSES
General and administrative	72,181	137,230
Lease operating costs	16,211	71,315
Legal and professional	19,633	848,020
Travel	1,400	9,216
	__________	__________
Total expenses	109,425	1,065,781
	__________	__________
NET OPERATING LOSS	(109,425)	(1,065,781)
	__________	__________
OTHER INCOME (EXPENSE)
Interest expense	-	(503)
	__________	__________
NET LOSS	$ (109,425)	$ (1,066,284)
	=========	=========
BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.05)
	=========	=========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,937,833	19,932,166
	=========	=========

Powder River Basin Gas Corp.
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Period Ended June 30, 2002
	Common Stock		Capital in Excess of Par Value	Retained Deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at inception on June 13, 2001	-	$ -	$ -	$ -	-	$ -
Common stock issued for organization costs; $0.001 per share	3,350,000	3,350	(3,350)	-	-	-
Common stock issued for services; $0.001 per share	5,650,000	5,650	(5,650)	-	-	-
Common stock returned due to non completion of services; $0.001 per share	-	-	-	-	(5,040,000)	(5,040)
Reverse acquisition adjustment	9,960,000	9,960	(9,960)	-	-	-
Common stock issued for related party payable at $0.81 per share	100,000	100	89,900	-	-	-
Common stock issued for services at $0.81 per share	-	-	453,040	-	560,000	560
Common stock issued for cash at $1.10 per share	600,000	600	664,390	-	-	-
Common stock issued for services at $1.11 per share	-	-	1,023,730	-	920,000	920
Common stock issued for payable at $1.00 per share	247,833	247	247,587	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	(1,786,236)	-	-
	__________	__________	__________	__________	__________	__________
Balance at December 31, 2001	19,907,833	19,907	2,459,687	(1,786,236)	(3,560,000)	(3,560)

Powder River Basin Gas Corp.
Consolidated Statement of Stockholders' Equity (Unaudited) (continued)
For the Period Ended June 30, 2002

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 31, 2001	19,907,833	19,907	2,459,687	(1,786,236)	(3,560,000)	(3,560)
Common stock issued for payables; $0.61 per share	-	-	152,250	-	250,000	250
Common stock issued for services at $0.65 per share	-	-	407,420	-	630,000	630
Common stock issued for cash at $1.00 per share	30,000	30	29,970	-	-	-
Common stock issued for services at $0.59 per share	-	-	665,570	-	1,130,000	1,130
Net loss for the period ended June 30, 2002	-	-	-	(1,066,284)	-	-
	__________	__________	__________	__________	__________	__________
Balance at June 30, 2002	19,937,833	$ 19,937	$ 3,714,897	$ (2,852,520)	(1,550,000)	$ (1,550)
	=========	=========	=========	=========	=========	=========

Powder River Basin Gas Corp.
Consolidated Statement of Cash Flows (Unaudited)
For the Period Ended June 30, 2002
Cash flows from operating activities
Net income	$ (1,066,284)
Adjustments to net income provided by operating activities:
Common stock issued for services rendered	1,074,750
Common stock issued for retirement of accounts payable	152,500
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(75,000)
(Decrease) increase in accounts payable	(293,887)
__________
Net cash used in operating activities	(207,921)
__________
Cash flows from investing activities
Expenditures for oil and gas property development	(42,000)
__________
Net cash used in investing activities	(42,000)
__________
Cash flows from financing activities
Proceeds from notes payable and long-term liabilities	235,966
Proceeds from issuance of common stock	30,000
__________
Net cash provided by financing activities	265,966
__________
Net decrease in cash and cash equivalents	16,045
Cash at beginning of period	2,323
__________
Cash at end of period	$ 18,368
=========
Cash paid for:
Interest	$ 503
Income taxes	$ -
Non cash financing activities:
Common stock issued for payment of accounts payable pertaining to acquisition of oil and gas properties	$ 152,500

Powder River Basin Gas Corp.
Notes to Consolidated Financial Statements
For the Period Ended June 30, 2002

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

This 10-QSB/A is being filed for the purpose of amending and restating certain items to reflect the restatement of our consolidated financial statements (unaudited) for the period ended June 30, 2002 and reclassification in our consolidated statement of operations (unaudited) for this period to reflect the issuance of treasury stock for services. We have made no further changes to the previously filed Form 10-QSB. All information in this Form 10-QSB/A is as of June 30, 2002 and does not reflect any subsequent information or events other than the restatement.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on form 10-QSB/A contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit on June 30, 2002 was $731,305, resulting primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin. The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital in order to maintain operations. The Company, however, anticipates that it will be able to raise the necessary funds to commence drilling operations on its leasehold properties during 2002.

CURRENT LIABILITIES

On June 30, 2002, the Company had approximately $824,673 in current liabilities. Of this amount, approximately $231,007 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. $514,566 was due to Taghmen Ventures, Ltd. and Mr. Gregory C. Smith, Chairman of the Company; Mr. Smith is also the General Partner for Taghmen Ventures Ltd. These amounts represent funds advanced to the Company by Taghmen Ventures, Ltd. and Mr. Smith for working capital purposes. $79,100 is due under a note payable to a sub-contractor of the Company in lieu of payment for services rendered.

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