Form 10QSB/A
period 2002-09-30
POWDER RIVER BASIN GAS CORP
filed 2003-05-21
CIK 1125557

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 2002, 20,437,833 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

EXPLANATORY NOTE:

THIS 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING CERTAIN ITEMS TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE PERIOD ENDED SEPTEMBER 30, 2002. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-QSB. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF SEPTEMBER 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Powder River Basin Gas Corp.
Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
	(unaudited)
	September 30	December 31
ASSETS
CURRENT ASSETS
Cash	$ 56,770	$ 2,323
Accounts receivable	-	-
Other current assets	28,576	-
	_________	_________
Total current assets	85,346	2,323
	_________	_________
Oil and gas properties using full cost accounting (note 3)
Properties not subject to amortization	1,628,469	1,570,069
Accumulated amortization	-	-
	_________	_________
Net oil and gas properties	1,628,469	1,570,069
	_________	_________
Total assets	$ 1,713,815	$ 1,572,392
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 203,788	$ 524,894
Related party payable	433,700	332,700
Current portion of long term debt	25,000	25,000
	_________	_________
Total current liabilities	662,488	882,594
	_________	_________
Long term debt (note 4)	172,161	-
Total liabilities	834,649	882,594
	_________	_________
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 50,000,000 shares authorized; 20,437,833 and 19,907,833 shares issued and 19,517,833 and 16,347,833 outstanding	20,437	19,907
Capital in excess of par value	3,870,467	2,459,687
Accumulated deficit	(3,010,818)	(1,786,236)
Treasury stock; 920,000 and 3,560,000 shares	(920)	(3,560)
	_________	_________
Total stockholders' equity	879,166	689,798
	_________	_________
Total liabilities and stockholders' equity	$ 1,713,815	$ 1,572,392
	=========	=========

Powder River Basin Gas Corp.
Consolidated Statements of Operations (Unaudited)
For the Periods Ended September 30
	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
REVENUE
Oil and gas sales	$ -	$ -	$ -	$ -
Other operating revenue	15,000	3,500	15,000	3,500
	_________	_________	_________	_________
Total revenue	15,000	3,500	15,000	3,500
	_________	_________	_________	_________
EXPENSES
General and administrative	122,312	114,951	259,542	161,089
Lease operating costs	9,161	-	80,476	-
Legal and professional	31,623	-	879,643	-
Travel	9,374	-	18,590	-
	_________	_________	_________	_________
Total expenses	172,470	114,951	1,238,251	161,089

NET OPERATING LOSS	(157,470)	(111,451)	(1,223,251)	(157,589)

OTHER INCOME (EXPENSE)
Interest expense	(828)	-	(1,331)	-
	_________	_________	_________	_________
NET LOSS	$ (158,298)	$ (111,451)	$ (1,224,582)	$ (157,589)
	========	========	========	========
BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)	$ (0.06)	$ (0.01)
	========	========	========	========
WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES	20,104,500	17,428,333	19,989,611	13,153,333
	=========	=========	=========	=========

Powder River Basin Gas Corp.
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Period Ended September 30, 2002
	Common Stock		Capital in Excess of Par Value	Retained Deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at inception on June 13, 2001	-	$ -	$ -	$ -	-	$ -
Common stock issued for organization costs; $0.001 per share	3,350,000	3,350	(3,350)	-	-	-
Common stock issued for services; $0.001 per share	5,650,000	5,650	(5,650)	-	-	-
Common stock returned due to non completion of services; $0.001 per share	-	-	-	-	(5,040,000)	(5,040)
Reverse acquisition adjustment	9,960,000	9,960	(9,960)	-	-	-
Common stock issued for related party payable at $0.81 per share	100,000	100	89,900	-	-	-
Common stock issued for services at $0.81 per share	-	-	453,040	-	560,000	560
Common stock issued for cash at $1.10 per share	600,000	600	664,390	-	-	-
Common stock issued for services at $1.11 per share	-	-	1,023,730	-	920,000	920
Common stock issued for payable at $1.00 per share	247,833	247	247,587	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	(1,786,236)	-	-
	__________	__________	__________	__________	__________	__________
Balance at December 31, 2001	19,907,833	19,907	2,459,687	(1,786,236)	(3,560,000)	(3,560)

Powder River Basin Gas Corp.
Consolidated Statement of Stockholders' Equity (Unaudited) (continued)
For the Period Ended September 30, 2002

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 31, 2001	19,907,833	19,907	2,459,687	(1,786,236)	(3,560,000)	(3,560)
Common stock issued for payables; $0.61 per share	-	-	152,250	-	250,000	250
Common stock issued for services at $0.65 per share	-	-	407,420	-	630,000	630
Common stock issued for cash at $1.00 per share	30,000	30	29,970	-	-	-
Common stock issued for services at $0.59 per share	-	-	665,570	-	1,130,000	1,130
Common stock issued for services; $0.09 per share	-	-	56,070	-	630,000	630
Common stock issued for related party payables; $0.20 per share	500,000	500	99,500	-	-	-
Net loss for the period ended September 30, 2002	-	-	-	(1,224,582)	-	-
	__________	__________	__________	__________	__________	__________
Balance at September 30, 2002	20,437,833	$ 20,437	$ 3,870,467	$ (3,010,818)	(920,000)	$ (920)
	=========	=========	=========	=========	=========	=========

Powder River Basin Gas Corp.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 30
	2002	2001
Cash flows from operating activities
Net income	$ (1,224,582)	$ (157,589)
Adjustments to net income provided by operating activities:
Common stock issued for services rendered	1,131,450	-
Common stock issued for retirement of accounts payable	252,500	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	-
Increase in other current assets	(28,576)	-
(Decrease) increase in accounts payable	(321,106)	-
	__________	__________
Net cash used in operating activities	(190,314)	(157,589)
	__________	__________
Cash flows from investing activities
Cash for acquisition	-	(37,253)
Expenditures for oil and gas property development	(58,400)	(1,125,308)
	__________	__________
Net cash used in investing activities	(58,400)	(1,162,561)
	__________	__________
Cash flows from financing activities
Proceeds from notes payable and long-term liabilities	273,161	1,251,852
Proceeds from issuance of common stock	30,000	-
	__________	__________
Net cash provided by financing activities	303,161	1,251,852
	__________	__________
Net decrease in cash and cash equivalents	54,447	(68,298)
Cash at beginning of period	2,323	69,298
	__________	__________
Cash at end of period	$ 56,770	$ 1,000
	=========	=========
Cash paid for:
Interest	$ 1,331	$ -
Income taxes	$ -	$ -
Non cash financing activities:
Common stock issued for payment of accounts payable pertaining to acquisition of oil and gas properties	$ 152,500	$ -
Common stock issued to retire accounts payable	$ 100,000	$ -

Powder River Basin Gas Corp.
Notes to Consolidated Financial Statements
For the Period Ended September 30, 2002

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

This 10-QSB/A is being filed for the purpose of amending and restating certain items to reflect the restatement of our consolidated financial statements (unaudited) for the period ended September 30, 2002 and reclassification in our consolidated statement of operations (unaudited) for this period to reflect the issuance of treasury stock for services. We have made no further changes to the previously filed Form 10-QSB. All information in this Form 10-QSB/A is as of September 30, 2002 and does not reflect any subsequent information or events other than the restatement.

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

NOTE 4 - LONG TERM DEBT

At September 30, 2002, the Company had the following long-term liabilities:
Note payable to Stephen Smith, an individual and brother of the Company's Chairman bearing interest at 12.0%, payable on or before January 31, 2003, secured by Company common stock	$ 25,000
Debentures held by accredited investors, which are convertible into Company common stock upon effective registration and bear interest at 6% per annum, though maturity or conversion; Debentures are convertible into Company common stock at a price equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the seven trading days immediately preceding the conversion date	$ 172,161
__________
$ 197,161
Less: Current Portion	(25,000)
__________
$ 172,161
=========

Powder River Basin Gas Corp.
Notes to Consolidated Financial Statements (continued)
For the Period Ended September 30, 2002

NOTE 5 - COMMON STOCK

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

In July 2002, the Company issued 500,000 shares to a related party to satisfy $100,000 in related party payables at $0.20 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit on September 30, 2002 was $577,142, resulting primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin. The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital in order to maintain operations. The Company, however, anticipates that it will be able to raise the necessary funds to commence drilling operations on its leasehold properties during 2002.

CURRENT LIABILITIES

On September 30, 2002, the Company had approximately $662,488 in current liabilities. Of this amount, approximately $203,788 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. $433,700 was due to Taghmen Ventures, Ltd. and Mr. Gregory C. Smith, Chairman of the Company; Mr. Smith is also the General Partner for Taghmen Ventures Ltd. $333,700 of this amount represents funds advanced to the Company by Taghmen Ventures, Ltd. and $100,000 represents accrued wages due Mr. Smith. $25,000 is due under a note payable to an individual, who is the brother of Mr. Smith for monies loaned to the Company. During the quarter ended September 30, 2002, the Company received $172,161 from accredited investors as part of an offering afforded by Rule 506 of Regulation D, which are in the form of Debentures and are convertible into Company common stock upon the Company's effective filing of a Registration Statement.

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

ITEM 3: CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chairman and Chief Executive Officer have concluded that such controls and procedures are effective.

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

ITEM 2: CHANGES IN SECURITIES

The Company effected the following transactions in reliance upon the advice of counsel. It has since come to the attention of the Company that such advice may have been erroneous and as such, the Company will be requesting the return of a portion of the securities involved. Once returned, new securities will be issued in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.

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

In July 2002, the Company issued 500,000 shares to a related party to satisfy $100,000 in related party payables at $0.20 per share.

In July 2002, the Company issued 630,000 shares of treasury stock for services at $0.09 per share.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5: OTHER INFORMATION

NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer.

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