Form 10QSB
period 2003-03-31
POWDER RIVER BASIN GAS CORP
filed 2003-05-21
CIK 1125557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31945

For the quarter ended March 31, 2003

POWDER RIVER BASIN GAS CORP.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1521645
(State of incorporation)	(IRS Employer Identification #)

P.O. Box 7500

Dallas, TX 75209

(214) 526-5678

(Address and telephone number of principal executive office)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 2003, 25,237,833 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one): [ X ] Yes [ ] No

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Powder River Basin Gas Corp.
Consolidated Balance Sheets
As of March 31, 2003 and December 31, 2002
	(unaudited)
	March 31	December 31
ASSETS
CURRENT ASSETS
Cash	$ 13,307	$ 12,556
Accounts receivable	-	-
Other current assets	500	-
	__________	__________
Total current assets	13,807	12,556
	__________	__________
Oil and gas properties using full cost accounting (note 3)
Properties not subject to amortization	1,794,410	1,853,469
Accumulated amortization	-	-
	__________	__________
Net oil and gas properties	1,794,410	1,853,469
	__________	__________
Total assets	$ 1,808,217	$ 1,853,469
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 39,909	$ 114,020
Accrued expenses	-	48,953
Related party payable	317,700	317,700
Notes payable	366,400	626,400
	__________	__________
Total current liabilities	724,009	1,107,073
	__________	__________
Long term debt (note 4)	199,461	-
	__________	__________
Total liabilities	923,470	1,107,073
	__________	__________
STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share; 50,000,000 shares authorized; 20,437,833 and 19,907,833 shares issued and 19,517,833 and 16,347,833 outstanding	25,637	20,437
Capital in excess of par value	3,995,267	3,870,467
Accumulated deficit	(3,135,237)	(3,131,032
Treasury stock; 920,000 and 3,560,000 shares	(920)	(920)
	__________	__________
Total stockholders' equity	884,747	758,952
	__________	__________
Total liabilities and stockholders' equity	$ 1,808,217	$ 1,866,025
	=========	=========

POWDER RIVER BASIN GAS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
AS OF MARCH 31, 2003 AND MARCH 31, 2002

	Three Months Ending March 31,	Three Months Ending March 31,
	2003	2002
REVENUE
Oil and gas sales	$ -	$ -
Other operating revenue	-	-
	__________	__________
Total revenue	-	-
	__________	__________
EXPENSES
General and administrative	4,205	65,048
Lease operating costs	26	55,104
Legal and professional	-	23,637
Travel	-	7,816
	__________	__________
Total expenses	4,205	151,606
	__________	__________
NET OPERATING LOSS	(4,205)	(151,606)
	__________	__________
OTHER INCOME (EXPENSE)
Interest expense	-	(503)
	__________	__________
NET LOSS	$ (4,205)	$ (152,109)
	=========	=========
BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.02)
	=========	=========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,437,833	9,341,538
	=========	=========

Powder River Basin Gas Corp.
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Period Ended March 31, 2003
	Common Stock		Capital in Excess of Par Value	Retained Deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at inception on June 13, 2001	-	$ -	$ -	$ -	-	$ -
Common stock issued for organization costs; $0.001 per share	3,350,000	3,350	(3,350)	-	-	-
Common stock issued for services; $0.001 per share	5,650,000	5,650	(5,650)	-	-	-
Common stock returned due to non completion of services; $0.001 per share	-	-	-	-	(5,040,000)	(5,040)
Reverse acquisition adjustment	9,960,000	9,960	(9,960)	-	-	-
Common stock issued for related party payable at $0.81 per share	100,000	100	89,900	-	-	-
Common stock issued for services at $0.81 per share	-	-	453,040	-	560,000	560
Common stock issued for cash at $1.10 per share	600,000	600	664,390	-	-	-
Common stock issued for services at $1.11 per share	-	-	1,023,730	-	920,000	920
Common stock issued for payable at $1.00 per share	247,833	247	247,587	-	-	-
Net loss for the year ended December 31, 2001	-	-	-	(1,786,236)	-	-
	__________	__________	__________	__________	__________	__________
Balance at December 31, 2001	19,907,833	19,907	2,459,687	(1,786,236)	(3,560,000)	(3,560)

Powder River Basin Gas Corp.
Consolidated Statement of Stockholders' Equity (Unaudited) (continued)
For the Period Ended September 30, 2002
	Common Stock		Capital in Excess of Par Value	Retained Deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance at December 31, 2001	19,907,833	19,907	2,459,687	(1,786,236)	(3,560,000)	(3,560)
Common stock issued for payables; $0.61 per share	-	-	152,250	-	250,000	250
Common stock issued for services at $0.65 per share	-	-	407,420	-	630,000	630
Common stock issued for cash at $1.00 per share	30,000	30	29,970	-	-	-
Common stock issued for services at $0.59 per share	-	-	665,570	-	1,130,000	1,130
Common stock issued for services; $0.09 per share	-	-	56,070	-	630,000	630
Common stock issued for related party payables; $0.20 per share	500,000	500	99,500	-	-	-
Net loss for the year ended December 31, 2002	-	-	-	(1,344,796)	-	-
	__________	__________	__________	__________	__________	__________
Balance at December 31, 2002	20,437,833	$ 20,437	$ 3,870,467	$ (3,131,032)	(920,000)	$ (920)
Common stock issued for accrued salaries and services; $0.025 per share	5,200,000	5,200	124,800	-	-	-
Net loss for the period ended March 31, 2003	-	-	-	(4,205)	-	-
	__________	__________	__________	__________	__________	__________
Balance at March 31, 2003	25,637,833	$ 25,637	$ 3,995,267	$ (3,135,237)	(920,000)	$ (920)
	=========	=========	=========	=========	=========	=========

Powder River Basin Gas Corp.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Period Ending March 31
	2003	2002
Cash flows from operating activities
Net loss	$ (4,205)	$ (152,109)
Adjustments to net loss provided by operating activities:
Common stock issued for services rendered	-	-
Common stock issued for retirement of accounts payable	(130,000)	200,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	-	(75,000)
Increase in other current assets	-	-
(Decrease) increase in accounts payable	-	(167,313)
	__________	__________
Net cash provided by (used in) operating activities	(134,205)	(194,421)
	__________	__________
Cash flows from investing activities
Cash for acquisition	-	-
Expenditures for oil and gas property development	-	(42,000)
	__________	__________
Net cash used in investing activities	-	(42,000)
	__________	__________
Cash flows from financing activities
Proceeds from notes payable and long-term liabilities	(1,282)	134,466
Proceeds from issuance of common stock	130,000	100,000
	__________	__________
Net cash provided by financing activities	128,718	234,466
	__________	__________
Net increase (decrease) in cash and cash equivalents	(5,630)	(1,955)
Cash at beginning of period	18,938	2,323
	__________	__________
Cash at end of period	$ 13,307	$ 368
	=========	=========
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Non cash financing activities:
Common stock issued for payment of accounts payable pertaining to acquisition of oil and gas properties	$ -	$ -
Common stock issued to retire accounts payable	$ -	$ -

Powder River Basin Gas Corp.
Notes to Consolidated Financial Statements
For the Period Ended March 31, 2003

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Powder River Basin Gas Corp. for the period ended March 31, 2003, included herein have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2002, as reported in the Form 10-KSB/A, have been omitted.

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

NOTE 3 - OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the quarter ended March 31, 2003 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of March 31, 2003, proved oil and gas reserves had been identified on one of the Company's oil and gas properties, however, no extraction has begun; therefore, no amortization was recorded for the period ending March 31, 2003. All other wells are incomplete as of March 31, 2003.

NOTE 4 - LONG TERM DEBT

At March 31, 2003, the Company had the following long-term liabilities:
Debentures held by accredited investors, which are convertible into Company common stock upon effective registration and bear interest at 6% per annum, though maturity or conversion; Debentures are convertible into Company common stock at a price equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of the Company's common stock for the seven trading days immediately preceding the conversion date	$ 199,461

Powder River Basin Gas Corp.
Notes to Consolidated Financial Statements (continued)
For the Period Ended March 31, 2003

NOTE 5 - COMMON STOCK

In February 2003, the Company issued 5,200,000 shares of treasury stock to satisfy debt associated with accrued salaries and other services at $0.025 per share.

SUBSEQUENT EVENTS:

The Chairman of the Company and entities controlled by him entered into an Exchange Agreement with Imperial Petroleum, Inc., a Nevada corporation, dated February 13, 2003 to sell all of their stock holdings in the Company (approximately 63.3% of the common stock of the Company) and any notes and other amounts due to each entity in exchange for 2.65 million shares of the common stock of Imperial. The transaction closed on May 12, 2003.

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

PLAN OF OPERATION

The Company's business strategy for the next twelve months includes focused acquisitions and drilling operations which may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in equipment delivery. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company does not currently have sufficient funds to implement drilling and completion operations on its leases and properties alone. As a result, the Company is seeking out and entertaining offers from outsiders who wish to purchase all or part of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit on March 31, 2003 was $710,202, resulting primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin. The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital in order to maintain operations. The Company is seeking to raise the necessary funds to commence drilling operations on its leasehold properties and it may become necessary to farmout or joint venture a portion or all of its properties, if sufficient funds cannot be raised..

CURRENT LIABILITIES

On March 31, 2003, the Company had approximately $684,100 in current liabilities. Of this amount, approximately $215,000 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. $317,700 was due to Taghmen Ventures, Ltd. and Mr. Gregory C. Smith, Chairman of the Company; Mr. Smith is also the General Partner for Taghmen Ventures Ltd. $25,000 is due under a note payable to an individual, who is the brother of Mr. Smith for monies loaned to the Company.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is a Plaintiff involved in a legal proceeding in the United States District Court for the District of Colorado, Civil Action No. 02-0764, versus John Skinner, an individual. The lawsuit was settled in the fourth quarter of 2002 and as a result, the Company recorded a note payable to Mr. Skinner of $40,000 which remains outstanding as of March 31, 2003.

ITEM 2: CHANGES IN SECURITIES

Subsequent to March 31, 2003, the Company filed a Schedule 14C , Definitive Information Statement in which the majority of the shareholders of the company had agreed to amend the Articles of Incorporation of the Company and increase the authorized shares of common stock, par value $0.001, of the Company from 50,000,000 shares to 200,000,000 shares of common stock, par value, $0.001. The Schedule 14C is included herein by reference.

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

Powder River Basin Gas Corp.
Registrant

By:	\s\ Jeffrey T. Wilson, President
Jeffrey T. Wilson, President

Date:	May 20, 2003

I, Jeffrey T. Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Powder River Basin Gas Corp.;

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