Form 10QSB/A
period 2003-06-30
POWDER RIVER BASIN GAS CORP
filed 2003-08-15
CIK 1125557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        Commission file number 000-31945

                       For the quarter ended June 30, 2003

                          POWDER RIVER BASIN GAS CORP.
        (Exact name of small business issuer as specified in its charter)

                                    Colorado
                            (State of incorporation)

                                   84-1521645
                         (IRS Employer Identification #)

                               11600 German Pines
                              Evansville, In 47725
                                 (812) 867-1433
          (Address and telephone number of principal executive office)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No As of June 30, 2003, 46,387,833 shares of common stock, $0.001 par value, were outstanding. Transitional Small Business Disclosure Format (check one): [ X ] Yes [ ] No .

PART I:  Financial Information: Item 1. Financial Statements

                          Powder River Basin Gas Corp.
                           Consolidated Balance Sheets
                    As of June 30, 2003 and December 31, 2002

                                             (unaudited)
                                                June30      December 31
                                            ------------------------------
                                            ------------------------------
ASSETS
CURRENT ASSETS
  Cash                                     $       2,516  $      12,556
  Accounts receivable                                  -              -
  Other current assets                                 -              -
                                            ------------------------------
                                            ------------------------------
Total current assets                               2,516         12,556

Oil and gas properties using full cost
accounting (note 3)
  Properties not subject to amortization       1,284,251      1,853,469
  Accumulated amortization                             -              -
                                            ------------------------------
                                            ------------------------------
Net oil and gas properties                     1,284,251      1,853,469
                                            ------------------------------
                                            ------------------------------
Other Assets                                      28,576              -

Total assets                               $   1,315,343  $   1,853,469
                                            ==============================
                                            ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                         $      50,028  $     114,020
  Accrued expenses                                 9,476         48,953
  Related party payable                                -        317,700
  Notes payable                                  151,400        626,400
                                            ------------------------------
                                            ------------------------------
Total current liabilities                        210,904      1,107,073
                                            ------------------------------
                                            ------------------------------

Long term debt (note 4)                          199,461              -
Total liabilities                                410,365      1,107,073
                                            ------------------------------
                                            ------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share;
  50,000,000 shares authorized; 20,437,833
  and 19,907,833 shares issued and
  19,517,833 and 16,347,833 outstanding           46,387         20,437

  Capital in excess of par value               4,292,317      3,870,467

  Accumulated deficit                         (3,458,655)    (3,131,032)
  Treasury stock; 920,000 and 3,560,000 shares      (920)          (920)
                                            ------------------------------
                                            ------------------------------
Total stockholders' equity                       879,128        758,952
                                            ------------------------------
                                            ------------------------------

Total liabilities and stockholders' equity $   1,315,343  $   1,866,025
                                            ==============================


                          POWDER RIVER BASIN GAS CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      AS OF JUNE 30, 2003 AND JUNE 30, 2002


                                  Three Months Ending         Six Months Ending
                                  June 30,   June 30,       June 30,   June 30,
                                    2003       2002            2003      2002
                                  -------------------       -------------------

REVENUE

   Oil and gas sales              $       -  $      -       $      -   $      -

   Other operating revenue                -         -              -          -
                                  -------------------       -------------------
     Total revenue                        -         -              -          -

EXPENSES
   General and administrative       354,256     72,181       356,462    137,229

   Lease operating costs                  -     16,211             -     71,315

   Legal and professional            21,371     19,633        23,371     43,270

   Travel                                 -      1,400             -      9,216
                                   -------------------       ------------------
     Total expenses                 375,627    109,425       379,833    261,030

NET OPERATING LOSS                 (375,627)  (109,425)     (379,833)  (261,030)

OTHER INCOME (EXPENSE)

   Interest expense                  (9,476)         1        (9,476)      (502)
                                   ---------  ---------     ---------   --------

NET LOSS                           (385,103)  (109,424)     (389,309)  (261,532)
                                   --------- ----------     ---------  ---------

BASIC LOSS PER COMMON SHARE          (0.008)     (0.01)       (0.015)     (0.03)
                                   --------- ----------     ---------  ---------


WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING            46,387,833  9,341,538    25,237,833  9,341,538
                                 ==========  =========    ==========  =========

                          Powder River Basin Gas Corp.
           Consolidated Statement of Stockholders' Equity (Unaudited)
                       For the Period Ended June 30, 2003

                                                                   Capital in
                                                Common Stock       Excess of     Retained       Treasury Stock
                                         ----------------------    Par Value      Deficit     --------------------
                                           Shares      Amount                                  Shares     Amount
                                         ----------    --------    -----------   ---------    --------   ---------
Balance at inception on June 13, 2001    $        -    $      -     $      -             -    $      -   $       -


Common stock issued for organization

   costs; $0.001 per share                3,350,000       3,350       (3,350)            -           -           -

Common stock issued for services; $0.001
per share                                 5,650,000       5,650       (5,650)            -           -           -

Common stock returned due to non
   completion of services; $0.001 per
   share                                          -           -             -            -  (5,040,000)     (5,040)


Reverse acquisition adjustment            9,960,000       9,960       (9,960)            -           -           -

Common stock issued for related party

   payable at $0.81 per share               100,000         100        89,900            -           -           -

Common stock issued for services at
$0.81 per share                                   -           -       453,040            -     560,000         560

Common stock issued for cash at $1.10
per share                                   600,000         600       664,390            -           -           -

Common stock issued for services at
$1.11 per share                                   -           -     1,023,730            -     920,000         920

Common stock issued for payable at $1.00
per share                                   247,833         247       247,587            -           -           -

Net loss for the year ended December 31,
2002                                              -           -             -   (1,786,236)          -           -

                                          ----------   ---------   -----------  ----------- -----------  ---------
Balance at December 31, 2001              19,907,833     19,907     2,459,687   (1,786,236) (3,560,000)     (3,560)




                          Powder River Basin Gas Corp.
     Consolidated Statement of Stockholders' Equity (Unaudited) (continued)
                       For the Period Ended June 30, 2003

                                                                   Capital in
                                                Common Stock       Excess of     Retained       Treasury Stock
                                         ----------------------    Par Value      Deficit     --------------------
                                           Shares      Amount                                  Shares     Amount
                                         ----------    --------    -----------   ---------    --------   ---------




Balance at December 31, 2001              19,907,833     19,907     2,459,687   (1,786,236) (3,560,000)    (3,560)

Common stock issued for payables; $0.61
per share                                          -          -       152,250            -     250,000        250

Common stock issued for services at
$0.65 per share                                    -          -       407,420            -     630,000        630

Common stock issued for cash at $1.00
per share                                     30,000         30        29,970            -           -          -

Common stock issued for services at
$0.59 per share                                    -          -       665,570            -   1,130,000      1,130

Common stock issued for services; $0.09
per share                                         -           -        56,070            -     630,000         630

Common stock issued for related party
payables; $0.20 per share                   500,000         500        99,500            -           -           -

Net loss for the year ended December 31,
2002                                              -           -             -   (1,283,110)          -           -
                                          ----------   ---------   -----------  -----------------------------------

Balance at December 31, 2002              20,437,833 $   20,437  $  3,870,467 $ (3,069,346)   (920,000)   $   (920)
                                          ----------   ---------   -----------  -----------------------------------

 Common stock issued for accrued
salaries and services; $0.025  per share   5,200,000      5,200       124,800            -           -           -
                                          ----------   ---------   -----------  -----------------------------------


 Common stock issued for services & N/P   20,750,000     20,750       297,050            -           -           -
                                          ----------   ---------   -----------  -----------------------------------

 Net Loss for the period ending June 30,
2003                                              -           -             -     (389,309)          -           -
                                          ----------   ---------   -----------  -----------------------------------

Balance at June 30, 2003                  46,387,833     46,387     4,292,317   (3,458,655)   (920,000)       (920)
                                          ==========   =========   ===========  ===================================

                          Powder River Basin Gas Corp.
                Consolidated Statements of Cash Flows (Unaudited)
                     For the Six Month Period Ending June 30






                                                     2003            2002
                                                  ------------   -------------
                                                  ------------   -------------
Cash flows from operating activities
   Net loss                                       $   (389,309)  $   (152,109)
   Adjustments to net loss provided by
   operating activities:
      Common stock issued for services
      rendered                                                             -
      Common stock issued for payment of acct
      payable                                         (662,199)       200,000
      Changes in assets and liabilities:
        Decrease (increase) in accounts
        receivable                                           -        (75,000)
        Increase in other current assets                     -              -
        (Decrease) increase in accounts
        payable                                         19,452       (167,313)
                                                  ------------    ------------


        Net cash provided by (used in)
        operating activities                        (1,032,056)      (194,421)
                                                  ------------    ------------

Cash flows from investing activities
   Relinquishment of leases                          569,217              -
   Expenditures for oil and gas property
   development                                             -          (42,000)
                                                  ------------   -------------


        Net cash used in investing activities        569,217          (42,000)
                                                  ------------   -------------

Cash flows from financing activities
   Proceeds from notes payable and long-term
   liabilities                                        (1,282)         134,466
   Proceeds from issuance of common stock            130,000          100,000
                                                  ------------   -------------

        Additional Paid in Capital                   317,700                -
        Net cash provided by financing
        activities                                   446,417          234,466
                                                  ------------   -------------

Net increase (decrease) in cash and cash
equivalents                                          (16,421)          (1,955)

Cash at beginning of period                           18,938            2,323
                                                  ------------   -------------

Cash at end of period                             $    2,516     $        368
                                                  ============   =============


Cash paid for:


 Interest                                         $    9,476     $          -
 Income taxes                                     $        -     $          -

Non cash financing activities:
  Common stock issued for payment of accounts
   payable pertaining to acquisition of oil and
   gas properties                                 $        -     $          -
  Common stock issued to retire accounts payable  $  130,000     $          -

                          Powder River Basin Gas Corp.
                   Notes to Consolidated Financial Statements
                       For the Period Ended June 30, 2003


NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Powder River Basin Gas Corp. for the period ended June 30, 2003, included herein have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year ending , December 31, 2002, as reported in the Form 10-KSB/A, have been omitted.


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

Power River Basin Gas Corp. (PRBG) was incorporated in Colorado on June 13, 2001. The Company is engaged in the business of assembling and managing a portfolio of undeveloped acreage in the Powder River basin coal bed methane
(CBM) play in Sheridan County, Wyoming. This acreage is located in a proven geological setting and near operators such as Western Gas Resources, Barrett Resources, Phillips Petroleum, J.M. Huber and others. The Company has leasehold interests in approximately 7,070 net acres. Two wells have been drilled on one lease and eleven additional wells have been spudded and partially drilled.

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

In March 2003, the Company completed an amendment to its Articles of Incorporation providing for a re-capitalization such that the Company increased its authorized capital stock to 200,000,000 shares, par value $0.001 and 10,000,000 shares of Preferred stock, par value $0.001.

In May 2003, Imperial Petroleum, Inc. acquired Board and Management control of the Company through the acquisition of approximately 54% of the common stock of the Company from its former management, Greg Smith, and entities controlled by Smith. In connection with the acquisition of shares by Imperial, all outstanding notes and accounts payable to Smith and entities controlled by Smith were retired. As a result of the change in control, the Company is now a subsidiary of Imperial Petroleum, Inc. and is managed by Imperial's management.


NOTE 3 - OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the quarter ended June 30, 2003 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2003, proved oil and gas reserves had been identified on one of the Company's oil and gas properties, however, no extraction has begun; therefore, no amortization was recorded for the period ending June 30, 2003. All other wells are incomplete as of June 30, 2003.


NOTE 4 - LONG TERM DEBT

At June 30, 2003, the Company had the following long-term liabilities:


  Debentures  held by  accredited  investors,  which are
  convertible  into Company  common stock upon effective
  registration  and  bear  interest  at  6%  per  annum,
  though   maturity  or   conversion;   Debentures   are
  convertible  into  Company  common  stock  at a  price
  equal  to 75% of the  lowest  closing  bid  price  per
  share (as reported by Bloomberg,  LP) of the Company's
  common stock for the seven  trading  days  immediately
  preceding the conversion date                                   $ 199,461
                                                               --------------




                          Powder River Basin Gas Corp.
             Notes to Consolidated Financial Statements (continued)
                       For the Period Ended June 30, 2003


NOTE 5 - COMMON STOCK

In February 2003, the Company issued 5,200,000 shares of treasury stock to satisfy debt associated with accrued salaries and other services at $0.025 per share.

In March 2003, the company issued 5,000,000 shares of common stock to retire notes and accounts payable and other services at $0.017 per share.




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

PLAN OF OPERATION

The Company's business strategy for the next twelve months includes focused acquisitions and drilling operations which may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in equipment delivery. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company does not currently have sufficient funds to implement drilling and completion operations on its leases and properties alone. As a result, the Company is seeking out and entertaining offers from outsiders who wish to purchase all or part of the Company's leases for development.

Liquidity and Capital Resources

The Company's working capital deficit on June 30, 2003 was $234,238, resulting primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin. The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital in order to maintain operations. The Company is seeking to raise the necessary funds to commence drilling operations on its leasehold properties and it may become necessary to farmout or joint venture a portion or all of its properties, if sufficient funds cannot be raised..

Current Liabilities

On June 30, 2003, the Company had approximately $236,754 in current liabilities. Of this amount, approximately $151,400 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. The company is delinquent in the payment of these obligations and as a result some of its leases may be forfeited.

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



PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is a Plaintiff involved in a legal proceeding in the United States District Court for the District of Colorado, Civil Action No. 02-0764, versus John Skinner, an individual. The lawsuit was settled in the fourth quarter of 2002 and as a result, the Company recorded a note payable to Mr. Skinner of $40,000 which remains outstanding as of June 30, 2003.

ITEM 2:  CHANGES IN SECURITIES



In March 2003, the Company filed a Schedule 14C , Definitive Information Statement in which the majority of the shareholders of the Company had agreed to amend the Articles of Incorporation of the Company and increase the authorized shares of common stock, par value $0.001, of the Company from 50,000,000 shares to 200,000,000 shares of common stock, par value, $0.001 and to authorize the issuance of 10,000,000 shares of preferred stock. The Schedule 14C is included herein by reference.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5:  OTHER INFORMATION

         NONE

ITEM 6:  Exhibits and Reports on Form 8-K


         (a)Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

         (b)Reports
            Report on Form 8-K, as amended, Celebrity Sports Network, Inc., filed January 24, 2002; Change in Registrant's Certifying Accountant


Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Powder River Basin Gas Corp.
             Registrant


By:          \s\ Jeffrey T. Wilson, President
             Jeffrey T. Wilson, President

Date:        August  12, 2003