Form 10QSB/A
period 2003-06-30
POWDER RIVER BASIN GAS CORP
filed 2003-09-11
CIK 1125557

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
                                            ------------------------------
                                            ------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share;
  50,000,000 shares authorized; 20,437,833
  and 19,907,833 shares issued and
  19,517,833 and 16,347,833 outstanding           46,387         20,437

  Capital in excess of par value               4,318,167      3,870,467

  Accumulated deficit                         (3,458,655)    (3,131,032)
  Treasury stock; 920,000 and 3,560,000 shares      (920)          (920)
                                            ------------------------------
                                            ------------------------------
Total stockholders' equity                       904,978        758,952
                                            ------------------------------
                                            ------------------------------

Total liabilities and stockholders' equity $   1,315,343  $   1,866,025
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

                     Certificate of Chief Executive Officer

I, Jeffrey T. Wilson, President and Chairman of Powder River Basin Gas Corp. certify that:

1. I have reviewed this annual report on Form 10-QSB of Powder River Basin Gas Corp. ("PRVB").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of PRVB as of, and for, the periods presented in this report.

4. PRVB's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for PRVB and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to PRVB, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.   evaluated  the  effectiveness  of  PRVB's   disclosure   controls  and
          procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. PRVB's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect PRVB's ability to record, process, summarize and report financial data and have identified for PRVB's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in PRVB's internal controls.

6. PRVB's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 15th, 2003
____________________________________________________
                        Jeffrey T. Wilson, President and Chairman

                                  Exhibit 99.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (Subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code) (the "Act"), each of the undersigned officers of Powder River Basin Gas Corp., a Colorado corporation (the "Company"), does hereby certify that:

The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Periodic Report") of the Company fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)) and information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



           /s/ Jeffrey T. Wilson
           -----------------------------------
           Jeffrey T. Wilson
           President
           Powder River Basin Gas Corp.


Dated:  August 15, 2003



The foregoing certification is being furnished solely pursuant to Section 906 of the Act and is not being filed as part of the Periodic Report or as a separate disclosure document.