Form 10QSB/A
period 2003-09-30
POWDER RIVER BASIN GAS CORP
filed 2003-11-07
CIK 1125557

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-31945

                    For the quarter ended September 30, 2003

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 2003, 46,387,833 shares of common stock, $0.001 par value, were outstanding.

Transitional  Small  Business  Disclosure  Format (check one):  [ X ] Yes [ ] No

PART I:  Financial Information: Item 1. Financial Statements

                          Powder River Basin Gas Corp.
                           Consolidated Balance Sheets
                 As of September 30, 2003 and December 31, 2002

                                             (unaudited)
                                             September 30   December 31
                                            ------------------------------
ASSETS
CURRENT ASSETS
  Cash                                     $       2,516  $      12,556
  Accounts receivable                                  -              -
  Other current assets                                 -              -
                                            ------------------------------
Total current assets                               2,516         12,556

Oil and gas properties using full cost
accounting (note 3)
  Properties not subject to amortization       1,284,251      1,853,469
  Accumulated amortization                             -              -
                                            ------------------------------
Net oil and gas properties                     1,284,251      1,853,469
                                            ------------------------------
Other Assets
                                                  28,576              -
Total assets                               $   1,315,343  $   1,853,469
                                            ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                         $      52,125  $     114,020

  Accrued expenses                                29,676         48,953
  Related party payable                                -        317,700
  Notes payable                                  151,400        626,400
                                            ------------------------------
Total current liabilities                        233,201      1,107,073
                                            ------------------------------

Long term debt (note 4)                          199,461              -
Total liabilities                                432,662      1,107,073
                                            ------------------------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share;
  50,000,000 shares authorized; 20,437,833
  and 19,907,833 shares issued and
  19,517,833 and 16,347,833 outstanding           46,387         20,437
  Capital in excess of par value               4,312,967      3,870,467
  Accumulated deficit                         (3,475,752)    (3,131,032)
  Treasury stock; 920,000 and 3,560,000
  shares                                            (920)          (920)
                                            ------------------------------
Total stockholders' equity                       882,681        758,952
                                            ------------------------------

Total liabilities and stockholders' equity $   1,315,343  $   1,866,025
                                            ==============================

                          POWDER RIVER BASIN GAS CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 AS OF September 30, 2003 AND September 30, 2002


                                  Three Months Ending     Nine Months Ending
                                    Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                      2003       2002        2003      2002
                                  ---------------------   ---------------------

REVENUE

   Oil and gas sales              $       -    $     -    $      -   $       -

   Other operating revenue                -     15,000           -      15,000
                                  ---------------------------------------------
     Total revenue                        -     15,000           -      15,000

EXPENSES
   General and administrative             -    122,313     358,462     259,542
   Lease operating costs                  -      9,161           -      80,476
   Legal and professional            17,097     57,644      38,468     100,914
   Travel                                 -      9,374           -      18,590
                                  -         ----------      -      ------------

     Total expenses                  17,097    198,492     396,930     459,522
                                  ---------------------------------------------
NET OPERATING LOSS                  (17,097)  (183,492)   (396,930)   (444,522)

OTHER INCOME (EXPENSE)
   Interest expense                       -       (828)     (9,476)     (1,330)
                                  ---------------------------------------------

NET LOSS                            (17,097)  (184,320)   (406,406)   (445,852)
                                  ---------------------------------------------


BASIC LOSS PER COMMON SHARE          (0.000)     (0.01)      (0.01)      (0.02)
                                  ---------------------------------------------

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING             46,387,833 21,239,166  39,337,811 20,523,833
                                  ----------            ----------
                                            ============           ==========

                          Powder River Basin Gas Corp.
           Consolidated Statement of Stockholders' Equity (Unaudited)
                       For the Period Ended Sept 30, 2003


                                                                      Capital in
                                                  Common Stock        Excess of       Retained       Treasury Stock
                                               Shares      Amount     Par Value        Deficit      Shares     Amount
                                            ----------------------------------------------------------------------------
Balance at inception on June 13, 2001                 -   $       -   $        -      $       -           -   $       -

Common stock issued for organization
 costs; $0.001 per share                      3,350,000       3,350       (3,350)             -           -           -

Common stock issued for services; $0.001
 per share                                    5,650,000       5,650       (5,650)             -           -           -

Common stock returned due to non
 completion of services; $0.001 per share             -           -            -              -  (5,040,000)     (5,040)

Reverse acquisition adjustment                9,960,000       9,960       (9,960)             -           -           -

Common stock issued for related party
 payable at $0.81 per share                     100,000         100       89,900              -           -           -

Common stock issued for services at
 $0.81 per share                                      -           -      453,040              -     560,000         560

Common stock issued for cash at $1.10
 per share                                      600,000         600      664,390              -           -           -

Common stock issued for services at
 $1.11 per share                                      -           -    1,023,730              -     920,000         920

Common stock issued for payable at $1.00
 per share                                      247,833         247      247,587              -           -           -

Net loss for the year ended December 31, 2002         -           -            -     (1,786,236)          -           -
                                             ----------   ---------  -----------     -----------  -----------     -------
Balance at December 31, 2001                 19,907,833      19,907    2,459,687     (1,786,236)  (3,560,000)     (3,560)


                          Powder River Basin Gas Corp.
     Consolidated Statement of Stockholders' Equity (Unaudited) (continued)
                       For the Period Ended Sept 30, 2003



                                                   Capital in
                                                  Common Stock        Excess of       Retained       Treasury Stock
                                               Shares      Amount     Par Value        Deficit      Shares     Amount
                                            -----------------------------------------------------------------------------
Balance at December 31, 2001                 19,907,833      19,907    2,459,687     (1,786,236)  (3,560,000)     (3,560)

Common stock issued for payables; $0.61
per share                                             -           -      152,250              -      250,000         250

Common stock issued for services at
$0.65 per share                                       -           -      407,420              -      630,000         630

Common stock issued for cash at $1.00
per share                                        30,000          30       29,970              -            -           -

Common stock issued for services at
$0.59 per share                                       -           -      665,570              -    1,130,000       1,130

Common stock issued for services; $0.09
per share                                             -           -       56,070              -      630,000         630

Common stock issued for related party
payables; $0.20 per share                       500,000         500       99,500              -            -           -

Net loss for the year ended December 31,
2002                                                  -           -            -     (1,283,110)           -           -
                                             ----------   ---------  -----------     -----------   ----------     -------

Balance at December 31, 2002                 20,437,833  $   20,437  $ 3,870,467   $ (3,069,346)    (920,000)   $   (920)
                                             ----------   ---------  -----------     -----------   -----------   --------
Common stock issued for accrued
 salaries and services; $0.025  per share     5,200,000       5,200      124,800
                                             ----------   ---------  -----------     -----------   -----------   --------

Common stock issued for services & N/P       20,750,000      20,750      297,050              -            -          -
                                             ----------   ---------  -----------     -----------   -----------   --------
Net Loss for the period ending Sept 30,
 2003                                                 -           -            -       (406,406)           -          -
                                             ----------   ---------  -----------     -----------   -----------   --------
Balance at September 30, 2003                46,387,833      46,387    4,292,317     (3,475,752)     (920,000)      (920)




                        Powder River Basin Gas Corp.
              Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Month Period Ending Sept 30






                                                     2003            2002
                                                  ------------   -----------

Cash flows from operating activities
   Net loss                                    $   (406,406)  $   (445,852)
   Adjustments to net loss provided by
   operating activities:
      Common stock issued for services
      rendered                                                      82,720
      Common stock issued for payment of acct
      payable                                      (642,000)       300,000
      Changes in assets and liabilities:
        Decrease (increase) in accounts
        receivable                                         -             -
        Increase in other current assets                   -       (28,576)
        (Decrease) increase in accounts
        payable                                       21,550      (168,606)
                                                  ------------   -----------

        Net cash provided by (used in)
        operating activities                      (1,026,856)     (260,314)
                                                  ------------   -----------

Cash flows from investing activities
   Relinquishment of leases                          569,217              -
   Expenditures for oil and gas property
   development                                             -        (58,400)
                                                  ------------   ------------

        Net cash used in investing activities        569,217        (58,400)
                                                  ------------   ------------

Cash flows from financing activities
   Proceeds from notes payable and long-term
   liabilities                                        (1,282)       273,161
   Proceeds from issuance of common stock            130,000        100,000
                                                  ------------   ------------
     Additional Paid in Capital
                                                     312,500              -
     Net cash provided by financing activities       441,218        373,161
                                                  ------------   -------------

Net increase (decrease) in cash and cash
equivalents                                          (16,421)        54,447

Cash at beginning of period                           18,938          2,323
                                                  ------------   ------------
Cash at end of period                             $    2,516     $   56,770
                                                  ============   =============


Cash paid for:

 Interest                                         $    9,476     $        -
 Income taxes                                     $        -     $        -

Non cash financing activities:
  Common stock issued for payment of accounts
   payable pertaining to acquisition of oil and
   gas properties                                 $        -     $        -
  Common stock issued to retire accounts payable  $  130,000     $        -

                          Powder River Basin Gas Corp.
                   Notes to Consolidated Financial Statements
                     For the Period Ended September 30, 2003


NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS

The unaudited consolidated financial statements of Powder River Basin Gas Corp. for the period ended September 30, 2003, included herein have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year ending , December 31, 2002, as reported in the Form 10-KSB/A, have been omitted.


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

                         Powder River Basin Gas Corp.
             Notes to Consolidated Financial Statements (continued)
                     For the Period Ended September 30, 2003

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


NOTE 3 - OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the quarter ended September 30, 2003 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of September 30, 2003, proved oil and gas reserves had been identified on one of the Company's oil and gas properties, however, no extraction has begun; therefore, no amortization was recorded for the period ending September 30, 2003. All other wells are incomplete as of September 30, 2003.

                          Powder River Basin Gas Corp.
             Notes to Consolidated Financial Statements (continued)
                     For the Period Ended September 30, 2003

NOTE 4 - LONG TERM DEBT

At September 30, 2003, the Company had the following long-term liabilities:


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

                          Powder River Basin Gas Corp.
             Notes to Consolidated Financial Statements (continued)
                     For the Period Ended September 30, 2003


PLAN OF OPERATION

The Company's business strategy for the next twelve months includes focused acquisitions and drilling operations which may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in equipment delivery. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company does not currently have sufficient funds to implement drilling and completion operations on its leases and properties alone. As a result, the Company is seeking out and entertaining offers from outsiders who wish to purchase all or part of the Company's leases for development. No assurance can be given that the Company will complete a transaction to develop its leases.

Liquidity and Capital Resources

The Company's working capital deficit on September 30, 2003 was $230,685, resulting primarily from the use of accounts payable to finance the acquisition of leasehold interests in the Powder River Basin. The Company has no established revenue sources and continues to rely on loans from shareholders, sales of equity and other financing to sustain operations as a going concern. There is currently no agreement from any officer or shareholder to continue to provide working capital in order to maintain operations. The Company is seeking to raise the necessary funds to commence drilling operations on its leasehold properties and it may become necessary to farmout or joint venture a portion or all of its properties, if sufficient funds cannot be raised. Shut in payments for certain of the Company's leases were advanced to the Company by Imperial Petroleum, Inc., the parent company, in order to maintain the present leases.

Current Liabilities

On September 30, 2003, the Company had approximately $233,201 in current liabilities. Of this amount, approximately $151,400 is due to various entities for the purchase of leasehold interests in the Powder River Basin and related expenses incurred by the Company. The Company is delinquent in the payment of these obligations and as a result some of its leases may be forfeited.

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

                          Powder River Basin Gas Corp.
             Notes to Consolidated Financial Statements (continued)
                     For the Period Ended September 30, 2003



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



PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is a Plaintiff involved in a legal proceeding in the United States District Court for the District of Colorado, Civil Action No. 02-0764, versus John Skinner, an individual. The lawsuit was settled in the fourth quarter of 2002 and as a result, the Company recorded a note payable to Mr. Skinner of $40,000 which remains outstanding as of September 30, 2003.

                          Powder River Basin Gas Corp.
             Notes to Consolidated Financial Statements (continued)
                     For the Period Ended September 30, 2003




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

Date:        November 6, 2003

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


Date:  November 6th, 2003     _________________________________________________
                                 Jeffrey T. Wilson, President and Chairman

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

The Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Periodic Report") of the Company fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)) and information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



           /s/ Jeffrey T. Wilson
           -----------------------------------
           Jeffrey T. Wilson
           President
           Powder River Basin Gas Corp.


Dated:  November 5, 2003



The foregoing certification is being furnished solely pursuant to Section 906 of the Act and is not being filed as part of the Periodic Report or as a separate disclosure document.