Form 10KSB
period 2003-12-31
POWDER RIVER BASIN GAS CORP
filed 2004-03-30
CIK 1125557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 2003
                                   -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

     Commission file number   000-31945
                              ---------

                        POWDER RIVER BASIN GAS CORP.
                       -----------------------------
        (Name of small business issuer as specified in its charter)

                          104, 3208  8th Avenue NE
                          Calgary, Alberta T2A 7V8
                               (403) 263-4145
         (Address of principal executive office & telephone number)

     Colorado                                               84-1521645
(State of incorporation)                    (IRS Employer Identification #)

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

     [X] Yes [  ] No

[x] Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

     State issuer's revenues for the most recent fiscal year: $0

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2003 was $1,298,859.

     The current number of shares outstanding of Powder River Basin Gas Corporation common stock is 46,387,833 as of December 31, 2003.


                    Documents Incorporated by Reference

     Powder River Basin Gas Corporation incorporates by reference in Part III of this Form 10-KSB, the registrant's Report on Form 8-K, as amended, with exhibits thereto, filed December 29, 2003 under the Securities Act of 1933.

     Transitional Small Business Disclosure Format (check one):
     [ ] Yes [X] No



POWDER RIVER BASIN GAS CORPORATION                            ANNUAL REPORT
---------------------------------------------------------------------------

                             Table of Contents
                             -----------------

Part I
     Description of Business . . . . . . . . . . . . . . . . . . . . . 3
     Description of Properties . . . . . . . . . . . . . . . . . . . . 6
     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 7
     Submission of Matters to a Vote of Security Holders . . . . . . . 7

Part II
     Market for Common Equity and Related Stockholder Matters. . . . . 7
     Management's Discussion and Analysis or Plan of Operation . . . . 8
     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 9
     Changes In and Disagreements With Accountants on
     Accounting and Financial Disclosure . . . . . . . . . . . . . . . .

Part III
     Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act . . . . . . . . .
     Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .
     Security Ownership of Certain Beneficial Owners and
     Management
     Certain Relationships and Related Transactions. . . . . . . . . . .
     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .


Description of Business

Powder River Basin Gas Corporation ("PRVB" or the "Company") was incorporated as Celebrity Sports Network in the State of Colorado on August 27, 1999. On September 5, 2001; Celebrity Sports Network acquired Powder River Basin Gas Corporation, a private corporation incorporated in the State of Colorado on June 13, 2001. Subsequently, Celebrity Sports Network changed the name of the corporation from Celebrity Sports Network to Powder River Basin Gas Corporation.

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

Business
--------
Powder River Basin Gas Corporation is an oil and gas exploration company that is engaged in the evaluation and development of coalbed methane (CBM) reserves as well as shallow oil reserves within the Powder River Basin in the State of Wyoming.

Powder River Basin Gas Corporation's focus has been in obtaining leasehold interests in acreage within the Powder River Basin, currently a most prolific coalbed methane gas exploration play in the domestic United States. Its attributes include low cost, shallow depth drilling and completion; a proven play with major operators and an existing and expanding infrastructure; greater and longer production yields when comparing cost/benefit analyses to other basins and, a very low exploration risk.

As of December 31, 2003, Powder River Basin Gas Corporation owns a total of 11,878 acres in thirteen different leases within Converse, Crook, Johnson, and Sheridan counties. The company has a 100 percent working interest in all of their leases to date. Powder River Basin Gas Corporation's leases are adjacent to larger CBM developers and operators such as Western Gas Resources, Williams Companies, Phillips Petroleum, J.M. Huber and others. This close proximity to other operators allows PRVB to benefit from the established infrastructure of gathering systems, pipelines, electricity sources, roads, etc.

As of January 2002, Powder River Basin Gas Corporation has drilled and completed two CBM wells in their Zullig Lease, located just west of Clearmont, Wyoming in Sheridan County. Both wells are reported completed in the Monarch coal seam, which is located at a depth of approximately 800 feet. One of the two wells was tested and produced at an initial rate of 702 Mcf (thousand cubic) per day. The company expects to produce 300 Mcf per day from these wells, which will extend yields and maintain production consistency. In addition, Powder River Basin Gas Corporation drilled eleven other wells on the lease to a minimal depth of ten percent of their total depth in order to meet certain state requirements in reducing the well spacing from eighty acres to forty acres.

                                     4

As of December 31, 2003, the Company completed a purchase of 960 acres in Arcadia Parish, Louisiana. The property has minimal production and is scheduled for development in 2004.

Pricing
-------
Powder River Basin Gas Corporation's average cost to drill, complete and tie-in a CBM well to existing infrastructure is estimated to be $75,000 per well.

Plan of Operation
-----------------
PRVB's short-term focus will continue to be on developing and monetizing its CBM and shallow oil assets within the Powder River Basin and to seek additional opportunities to expand its current asset base as well as pursue other acquisitions that will enhance shareholder equity.

PRVB plans to recomplete an additional six wells on Arcadia Parish property as well as pursue acquisitions of small production properties.

Marketing
---------

Powder River Basin Gas Corporation will review and analyze their available options to sell at the wellhead or transport their production to the highest value markets and will implement those options that generate the highest overall value for the Company. The available natural gas pipelines near the Company's acreage include: Bitter Creek Pipeline, Williston Basin Interstate Pipeline, Fort Union, MIGC, and Northern Pipeline. It is anticipated that no additional processing or treating will be necessary to meet pipeline specifications.

Description of Properties

Powder River Basin Gas Corporation's offices are located in Calgary, Alberta and Tulsa, Oklahoma.

As of November 2001, Powder River Basin Gas Corporation had 80 to 100 percent working interest in the following CBM and shallow oil leases:

Lease            County       Net Acres   Gross Acres
-------------    ---------    ----------- -------------

Cranston         Crook        1,934       1,934
Franklin         Crook        620         1,944
Griffith(1)      Crook        320         640
Griffith (2)     Crook        160         320
Griffith (3)     Crook        440         600
Kanode           Crook        920         1,000
Olds (D-Road)    Crook        200         640
Olds (Keyhole)   Crook        120         480
Karmon           Johnston     320         320
Noteboom         Johnston     800         800
Legerski         Sheridan     340         360
Robb             Sheridan     1,486       2,520
Zullig           Sheridan     256         320
                              7,916       11,878

                                     5

Legal Proceedings

The company has an uncontested judgment which was filed in the state of Colorado on December 31, 2003 in the amount of $111,500. The company management was not served notice and was unaware of this action. Management is pursuing a negotiated resolution to this action.

Submission of Matters to a Vote of Security Holders

None during the year ended December 31, 2003.

Market for Common Equity and Related Stockholder Matters

Market Information
------------------
The common stock of Powder River Basin Gas Corporation is traded on the OTC Bulletin Board under the symbol PRVB.

Holders
Powder River Basin Gas Corporation has 19,560,000 46,387,333 shares of common stock outstanding as of December 31, 2003.

Powder River Basin Gas Corporation has approximately 250 350 shareholders. Dividend Policy

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

Results of Operations

Revenues

The Company has not yet generated any revenue from the sale of natural gas. This is primarily due to the fact the infrastructure required to realize these sales has not yet been extended to the Company's properties. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company will begin recognizing revenues during the fiscal year 2004.

Costs and Expenses

The Company's general and administrative expenses for the fiscal year ended December 31, 2003 were $411,928.00.

And $414,568.for the year ended December 31 2002.

The Company went through a change of control in May of 2003 and again went through a complete change of control and management in December of 2003.

Operational Management

The Company was taken over by new management at the end of December 2003 and during the first quarter of 2004 a new team will be put in place who will be qualified to maximize the potential of the companies assets.

Need for Additional Financing for Growth

The Company will be pursauing additional capital by way of private funding and possible joint ventures to complete development of existing properties as well as further acquisitions during 2004.

Acquisition Risks

The Company's business strategy includes focused acquisitions of producing oil and natural gas properties. Any such future acquisitions will require an assessment of the recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other similar factors. It generally is not feasible to review in detail every individual property involved in an acquisition. Ordinarily, review efforts are focused on the higher-valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems; nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurance that oil and natural gas properties acquired by the Company will be successfully integrated into the Company's operations or will achieve desired profitability objectives.

Inability to Develop Additional Reserves

The Company's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent that the Company conducts successful development activities or acquires properties containing proved reserves, the Company's proved reserves will generally decline as reserves are produced. There can be no assurance that the Company will be able to locate additional reserves or that the Company will drill economically productive wells or acquire properties containing proved reserves.

Certain Industry and Marketing Risks
------------------------------------
The Company's operations are subject to the risks and uncertainties associated with drilling for, producing and transporting of oil and natural gas. The Company's future ability to market its natural gas and oil production will depend upon the availability and capacity of natural gas gathering systems and pipelines and other transportation facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and in demand all could materially affect the Company's ability to market its oil and natural gas production.

                                     7

Effects of Changing Prices
--------------------------
The future financial condition and results of operations of the Company depend upon the prices it receives for its oil and natural gas and the costs of acquiring, developing and producing oil and natural gas. Oil and natural gas prices have historically been volatile and are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are also beyond the Company's control. These factors include, without limitation, the level of domestic production, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels, fluctuating and seasonal demand for natural gas, conservation and the extent of governmental regulation of production, weather, foreign and domestic government relations, the price of domestic and imported oil and natural gas, and the overall economic environment. A substantial or extended decline in oil and/or natural gas prices could have a material adverse effect on the Company's estimated value of its natural gas and oil reserves, and on its financial position, results of operations and access to capital. The Company's ability to maintain or increase its borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms is substantially dependent upon oil and natural gas prices.

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











                                     8



















                        POWDER RIVER BASIN GAS CORP.

                       (A Development Stage Company)

                     CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2003 and 2002






                              C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . 3

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . 5

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . 6

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . 9

Notes to the Consolidated Financial statements . . . . . . . . . .  11

/Letterhead/


                        INDEPENDENT AUDITORS' REPORT
                       -----------------------------


To the Stockholders and Board of Directors
Powder River Basin Gas Corp.


We have audited the accompanying consolidated balance sheets of Powder River Basin Gas Corp. (a development stage company) as of December 31, 2003 and 2002 and the related consolidated statement of operations, stockholders' equity and cash flows for the periods then ended from inception on June 13, 2001 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powder River Basin Gas Corp. as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the periods then ended and from inception on June 13, 2001 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 29, 2004

                                     3
                        POWDER RIVER BASIN GAS CORP
                       (A Development Stage Company)
                         Consolidated Balance Sheet

                                   ASSETS
                                   ------

                                                 December 31,  December 31,
                                                      2003         2002
                                                 ------------  ------------
CURRENT ASSETS

  Cash                                           $     -       $    12,556
                                                 ------------  ------------
   Total Current Assets                          $     -       $    12,556
                                                 ------------  ------------

OIL AND GAS PROPERTIES USING
 FULL COST ACCOUNTING (Note 1)

  Properties not subject to amortization           2,330,265     1,853,469
  Accumulated amortization                             -             -
                                                 ------------  ------------
   Net Oil and Gas Properties                      2,330,265     1,853,469
                                                 ------------  ------------
   TOTAL ASSETS                                  $ 2,330,265   $ 1,866,025
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES

  Accounts payable                               $     8,778   $   114,020
  Accrued expenses                                    48,193        48,953
  Related party payable (Note 3)                        -          317,700
  Notes payable (Note 3)                             611,400       626,400
                                                 ------------  ------------
   Total Current Liabilities                         668,371     1,107,073
                                                 ------------  ------------
   Total Liabilities                                 668,371     1,107,073
                                                 ------------  ------------
STOCKHOLDERS' EQUITY

  Common stock; par value $0.001 per share;
   authorized 50,000,000 shares; 84,387,833
   and 20,437,833 shares issued outstanding,
   respectively                                       84,387        20,437
  Capital in excess of par value                   5,316,524     3,870,467
   Deficit accumulated during development stage   (3,739,017)   (3,131,032)
  Treasury stock; zero and 920,000 shares,
   respectively                                        -              (920)
                                                 ------------  ------------
   Total Stockholders' Equity                      1,661,894       658,952

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 2,330,265   $ 1,866,025
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     4

                        POWDER RIVER BASIN GAS CORP
                       (A Development Stage Company)
                    Consolidated Statement of Operations

                                                                    From
                                                              Inception on
                                                                 June 13,
                                          December 31,        2001 Through
                                   --------------------------   December 31,
                                       2003          2002          2003
                                   ------------  ------------  ------------
REVENUE

  Oil and gas sales                $     -       $    15,000   $    15,000
                                   ------------  ------------  ------------
   Total Revenue                   $     -            15,000        15,000
                                   ------------  ------------  ------------
EXPENSES

  General and administrative           204,528       514,568       745,023
  Lease operating costs                      -       231,517       326,968
  Legal and professional                     -       673,293     2,270,856
  Travel                                     -        21,835        88,490
  Loss on abandonment of lease         354,217             -       354,217
                                   ------------  ------------  ------------
   Total Expenses                      558,745     1,441,213     3,785,554

NET OPERATING LOSS                    (558,745)   (1,426,213)   (3,770,554)

OTHER INCOME (EXPENSES)

  Interest expense                     (49,240)      (18,583)      (68,463)
                                   ------------  ------------  ------------
   Total Other Income (Expenses)       (49,240)      (18,583)      (68,463)
                                   ------------  ------------  ------------
NET LOSS                           $  (607,985)  $(1,444,796)  $(3,839,017)
                                   ============  ============  ============
BASIC LOSS PER COMMON SHARE        $     (0.02)  $     (0.07)  $     (0.18)
                                   ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                  27,017,148    20,161,422    21,079,123
                                   ============  ============  ============
















 The accompanying notes are an integral part of these financial statements.
                                     5

                        POWDER RIVER BASIN GAS CORP
                       (A Development Stage Company)
               Consolidated Statement of Stockholders' Equity
         From Inception on June 13, 2001 through December 31, 2003

                         Common Stock                              Treasury Stock
                    --------------------    Paid In    Retained  --------------------
                       Shares    Amount    Capital    Deficit      Shares    Amount
                    ----------- -------- ---------- -----------  ---------- ---------
Balance at
inception on
June 13, 2001                -  $   -    $    -     $     -           -     $   -

Common stock issued
for organization
costs, $0.001
per share            3,350,000    3,350       -           -           -         -

Common stock issued
for services at
$0.001 per share     5,650,000    5,650       -           -           -         -

Common stock
returned due to
noncompletion of
services at
$0.001 per share          -         -         -           -     (5,040,000)   (5,040)

Reverse
acquisition
adjustment           9,960,000    9,960     (9,960)       -           -         -

Common stock
issued for related
party payable at
$0.81 per share        100,000      100     80,090        -           -         -

Common stock
issued for
services at $0.81
per share                 -         -      453,040        -        560,000       560

Common stock
issued for cash
at $1.10 per share     600,000      600    664,390        -           -         -

Common stock issued
for services at
$1.11 per share           -         -    1,023,730        -        920,000       920

Common stock issued
in lieu of accounts
payable at $1.00
per share              247,833      247    247,587        -           -         -

Net loss for the
year ended
December 31, 2001         -         -         -     (1,786,236)       -         -

Balance, December
31, 2001            19,907,833   19,907  2,459,687  (1,786,236) (3,560,000) $( 3,560)

 The accompanying notes are an integral part of these financial statements.
                                     6

                        POWDER RIVER BASIN GAS CORP
                       (A Development Stage Company)
               Consolidated Statement of Stockholders' Equity
         From Inception on June 13, 2001 through December 31, 2003

                         Common Stock                                Treasury Stock
                    --------------------   Paid In    Retained   --------------------
                       Shares   Amount     Capital     Deficit     Shares    Amount
                    ----------- -------- ---------- -----------  ---------- ---------
Common stock issued
for payables at $0.61
per share                 -         -      152,250        -        250,000       250

Common stock issued
for services valued
at $0.61 per share        -         -      407,420        -        630,000       630

Common stock issued
for cash at $1.00
per share               30,000       30     29,970        -           -         -

Common stock issued
for services at
$0.59 per share           -         -      665,570        -      1,130,000     1,130

Common stock
issued for services
at $0.09 per share        -         -       56,070        -        630,000       630

Common stock issued
for related party
payables at $0.20
per share              500,000      500     99,500        -           -         -

Net loss for the
year ended
December 31, 2002         -         -         -     (1,344,796)       -         -

Balance, December
31, 2002            20,437,833   20,437  3,870,467  (3,131,032)   (920,000)     (920)

Shares issued to a
related party for
debt reduction
valued at $0.07
per share            4,700,000    4,700    343,000        -           -         -

Shares issued for
settlement of
accounts payable
and accrued
wages at $0.009
per share           16,000,000   16,000    131,317        -           -         -

Shares issued for
services rendered
at $0.023 per
share                5,250,000    5,250    115,500        -           -         -

      The accompanying notes are an integral part of these financial statements.
                                          7
                             POWDER RIVER BASIN GAS CORP
                            (A Development Stage Company)
                    Consolidated Statement of Stockholders' Equity
              From Inception on June 13, 2001 through December 31, 2003

                         Common Stock                              Treasury Stock
                    --------------------   Paid In    Retained   --------------------
                       Shares   Amount     Capital     Deficit     Shares    Amount
                    ----------- -------- ---------- -----------  ---------- ---------
Shares issued for
the acquisition
of Arcadia Project
at $0.023 per share 38,000,000   38,000    836,000        -           -         -

Shares issued for
services at $0.023
per share                 -         -       20,240        -        920,000       920

Net loss for the
year ended
December 31, 2003         -         -         -       (607,985)       -         -
                    ----------- -------- ---------- -----------  ---------- ---------
Balance, December
31, 2003            84,387,833  $84,387 $5,316,524 $(3,739,017)       -    $    -
                    =========== ===============================  ========== =========


































 The accompanying notes are an integral part of these financial statements.
                                    -8-

                        POWDER RIVER BASIN GAS CORP.
                       (A Development Stage Company)
                    Consolidated Statement of Cash Flows

                                                                                 From
                                                                         Inception on
                                                                             June 13,
                                                                   December 31,         2001 through
                                                           --------------------------   December 31,
                                                 2003          2002          2003
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                   $  (607,985)  $(1,344,796)  $(3,739,017)
  Adjustments to reconcile net loss to net
  cash provided (used) by operating
  activities:
   Common stock issued for services rendered     141,910     1,131,450     2,755,570
   Common stock issued for retirement of
     accounts payable                            177,318       152,500       410,818
  Loss on abandonment of leases                  354,217         -           354,217
  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable      (106,002)     (280,874)     (340,817)
                                             ------------  ------------  ------------
     Net Cash Provided (Used) by
     Operating Activities                        (40,542)     (341,720)     (559,229)
                                             ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Expenditures for oil and gas property
   development                                  (172,014)     (283,400)   (1,298,814)
                                             ------------  ------------  ------------
     Net Cash (Used) by
     Investing Activities                       (172,014)     (283,400)   (1,298,814)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on Notes Payable and
   Long-term liabilities                           -           (69,147)      (69,147)
  Proceeds from notes payable and
   long-term liabilities                         200,000       674,500     1,232,200
  Proceeds from issuance of common stock           -            30,000       694,990
                                             ------------  ------------  ------------
     Net Cash Provided by
     Financing Activities                        200,000       635,353     1,858,043

NET INCREASE (DECREASE) IN CASH                  (12,556)       10,233         -

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                 12,556         2,323         -
                                             ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $     -       $    12,556   $     -
                                             ============  ============  ============





      The accompanying notes are an integral part of these financial statements.
                                         -8-

                             POWDER RIVER BASIN GAS CORP.
                            (A Development Stage Company)
                         Consolidated Statement of Cash Flows

                                                                             From
                                                                         Inception on
                                                                           June 13,
                                                    December 31,         2001 through
                                             --------------------------   December 31,
                                                 2003          2002          2003
                                             ------------  ------------  ------------
CASH PAID FOR:
  Interest                                   $     -       $    18,583   $    19,223
  Income taxes                               $     -       $     -       $     -

NON-CASH FINANCING ACTIVITIES:
  Common stock issued for payment of
   accounts payable pertaining to
   acquisition of oil and gas properties     $     -       $   152,500   $   400,334
  Common stock issued to retire accounts
   payable                                   $   177,318   $   100,000   $   181,000
  Common stock issued for services rendered  $   141,910   $ 1,131,450   $ 2,755,570
  Common stock issued for satisfaction
   of long-term debt                         $   317,699   $     -       $   317,699


































 The accompanying notes are an integral part of these financial statements.
                                     10

                        POWDER RIVER BASIN GAS CORP.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2003 and 2002

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


                        POWDER RIVER BASIN GAS CORP.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the year ended December 31, 2003 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of December 31, 2003 and 2002, proved oil and gas reserves had been identified on one of the Companies oil and gas properties, however, no extraction has begun; therefore, no amortization has been recorded for the year ending December 31, 2003 and 2002. All other wells are incomplete as of December 31, 2003 and 2002.

c.  Bad Debts

Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts in included in the financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the financial statements.

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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





                                     12

                        POWDER RIVER BASIN GAS CORP.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                            Income (Loss)    Shares       Per-Share
                                             (Numerator)  (Denominator)     Amount
                                            ------------- ------------- -------------
     For the year ended December 31, 2003:
      Basic EPS
       Income (loss) to common
       stockholders                         $   (607,985)   27,017,148  $      (0.02)
                                            ============= ============= =============
     For the year ended December 31, 2002:
      Basic EPS
       Income (loss) to common
       stockholders                         $ (1,444,796)   20,161,422  $     ( 0.07)

                                            ============= ============= =============

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

                                                           December 31,  December 31,
                                                               2003          2002
                                                           ------------  ------------
     Deferred tax assets:
       Net operation loss carry-forwards                   $ 1,383,436   $ 1,158,482
                                                           ------------  ------------
          Total Deferred Tax Assets                          1,383,436     1,158,482

          Valuation allowance for deferred tax assets       (1,383,436)   (1,158,482)
                                                           ------------  ------------
                                                           $     -       $     -
                                                           ============  ============

                                     13

                        POWDER RIVER BASIN GAS CORP.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2003 and 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 2003, the Company has net operating losses of $3,739,017 which expire beginning in 2021.

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

i.  Property and Equipment

In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2003 and 2002, no impairments were recognized.

j.  Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2003. The Company has no investments in derivative financial instruments.

k.  Newly adopted pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's consolidated financial statements.

                        POWDER RIVER BASIN GAS CORP.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2003 and 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Newly adopted pronouncements Issued (continued)

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.
                                     15
                        POWDER RIVER BASIN GAS CORP.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2003 and 2002

NOTE 2 -  GOING CONCERN

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

NOTE 3 -  LONG-TERM LIABILITIES

     Long-term liabilities are detailed in the following schedules:

  Notes payable:                                           December 31,  December 31,
                                                              2003           2002
                                                           ------------  ------------
  Note payable to a company, due in total in January 2002,
  including interest at 10%.                               $    86,400   $    86,400

  Note payable to an individual, due in total in January
  2003, including interest at 12%                               25,000        25,000

  Note payable to an individual, due in total in May 2003       40,000        40,000
                                                           ------------  ------------
  Total continued on the next page                             151,400       151,400


                                          16

                             POWDER RIVER BASIN GAS CORP.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                              December 31, 2003 and 2002

NOTE 3 - LONG-TERM LIABILITIES (continued)

  Total continued from previous page                          $151,400      $151,400

  Convertible debenture to a Company, due in total by
  conversion of stock, including interest at 6%                260,000       260,000

  Note payable to a Company, due in total on March 2003,
  including interest at 7.10%                                    -           215,000

  Note payable to a company, due in total on demand,
  including interest at 12%.                                   200,000          -
                                                           ------------  ------------
  Total Notes Payable                                      $   611,400   $   626,400
                                                           ------------  ------------
  Notes payable - related party

  Note payable to Taghmen Ventures, LLC a company owned
  partially by Greg Smith, the Company's president,
  unsecured and bears no interest.                         $     -       $   317,700
                                                           ------------  ------------
  Total notes payable - related party                            -           317,700
                                                           ------------  ------------
  Total long-term liabilities                                  611,400       944,100
                                                           ------------  ------------
  Less: current portion                                        611,400       626,400
                                                           ------------  ------------
  Less: current portion-related party                            -           317,700
                                                           ------------  ------------
  Total current portion                                        611,400       944,100
                                                           ------------  ------------
  Total Long-Term Liabilities                              $     -       $     -
                                                           ------------  ------------

     Future minimum principal payments on notes payable are as follows:
                                                                Year
                                                           ------------

                                                               2004      $   611,400
                                                                         ------------
                                                                 Total   $   611,400
                                                                         ============

NOTE 4 -  RELATED PARTY TRANSACTIONS

During 2001, Taghmen Ventures Ltd advanced funds to the Company. The Company's president, is the general partner of Taghmen. The president advanced a total of $350,000 to the Company of which $15,000 and $17,300 were paid back during 2002 and 2001, respectively. At December 31, 2002, the Company had an outstanding balance due of $317,000. The note is non-interest bearing and due in February 2002. In 2003, the Company issued 4,550,000 shares of common stock to satisfy the remaining portion of debt outstanding.

In 2002, 500,000 shares were issued to the president to reduce accrued wages by $100,000.
                                     17

                        POWDER RIVER BASIN GAS CORP.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2003 and 2002

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

The Company has entered into various oil and gas leases from several land owners. Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production. Some of the leases also provide for a minimum royalty. As of December 31, 2003 and 2002, no royalties were due.

NOTE 6 -  STOCK TRANSACTIONS

On June 13, 2001, the Company issued 3,350,000 shares of common stock for organization expenses at $0.001 per share.

In September 2001, the Company issued 5,650,000 shares for services provided in connection with the acquisition of Powder River Basin Gas Corp. at $0.001 per share.

In September 2001, 5,040,000 shares of the Company's common stock was returned due to non-completion of services in connection with the acquisition of Powder River Basin Gas Corp. at $.001 per share.

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

In July 2002, the Company issued 500,000 shares of common stock to a related party for reduction of wages at $0.20 per share.

                                     18

                        POWDER RIVER BASIN GAS CORP.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2003 and 2002

NOTE 6 -  STOCK TRANSACTIONS (Continued)

During the year, the Company issued a total of 20,700,000 shares of common stock in settlement of $347,700 of related party debt and $147,317 of accounts payable and accrued wages. Accordingly, $474,317 has been charged to additional paid in capital.

In September 2003, the Company issued 5,250,000 shares of common stock for services rendered on behalf of the Company. The services were valued at a total amount of $126,000.

On December 16, 2003, the Company issued 38,000,000 shares of common stock to acquire an oil and gas property. The property was valued using the average fair market value of the Company's common stock during the month of December multiplied by the number of shares issued. Therefore, the property was valued at a total price of $874,000.

During the year, the Company issued 920,000 shares of treasury stock for services rendered. Total value of the services was $21,160.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 3,440,856 shares of common stock in satisfaction of $260,000 in convertible debentures.









                                     19




                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant):                      Powder River Basin Gas Corporation

/s/ Brian D. Fox                   Date: March 30, 2004
Brian D. Fox, President