Form 10KSB/A
period 2003-12-31
POWDER RIVER BASIN GAS CORP
filed 2004-04-12
CIK 1125557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB/A-1

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



This amended Form 10-KSB in being filed to include Exhibits 31 and 32, which were inadvertently omitted from our original 10KSB filing on March 30, 2004.






                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant):                      Powder River Basin Gas Corporation

/s/ Brian D. Fox                   Date:  April 12, 2004
Brian D. Fox, President