Form 10QSB
period 2004-03-31
POWDER RIVER BASIN GAS CORP
filed 2004-05-18
CIK 1125557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C., 20549

                               Form 10   QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 000-31945

                    For the quarter ended March 31, 2004

                        POWDER RIVER BASIN GAS CORP.
     (Exact name of small business issuer as specified in its charter)

                                  Colorado
                          (State of Incorporation)

                                 84-1521645
                      (IRS Employer Identification #)

                            104, 3208 8th Ave NE
                            Calgary, AB T2A 7V8
                               (403) 263-5010
        (Address and telephone number of principal executive office)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ----   ----

As of March 31, 2004, 86, 108, 261 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  [X] Yes [ ] No



                           Powder River Gas Corp
                     Consolidated Financial Statements
                               March 31, 2004


                           Powder River Gas Corp
               Notes to the Consolidated Financial Statements
                               March 31, 2004


GENERAL

Powder River Gas Corp (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                        Powder River Basin Gas Corp.
                         Consolidated Balance Sheet
                               March 31, 2004
                                 Unaudited

     ASSETS
CURRENT ASSETS
  Cash                                                         $         -
  Prepaid expenses                                                   2,000
                                                               ------------
     Total current assets                                            2,000

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING (NOTE 1)
  Properties not subject to amortization                         1,456,265
  Properties subject to amortization                               891,660
  Accumulated amortization                                         (18,150)
  Net oil and gas properties                                     2,329,775
                                                               ------------
     Total assets                                              $ 2,331,775

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $    12,397
  Accrued expenses                                                  61,003
  Notes payable                                                    531,400
                                                               ------------
     Total current liabilities                                     604,800
                                                               ------------
     Total liabilities                                             604,800

STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share; 50,000,000 shares
  authorized; 87,828,689 shares issued and outstanding              87,828
  Capital in excess of par value                                 5,393,083
  Retained earnings                                             (3,753,936)
                                                               ------------
     Total stockholders' equity                                  1,726,975
                                                               ------------
     Total liabilities and shareholders' equity                $ 2,331,775
                                                               ============



                        Powder River Basin Gas Corp.
                    Consolidated Statement of Operations
                    For the Three Months Ended March 31,

                                                     2004          2003
                                                 ------------  ------------
REVENUE
  Oil and gas sales                              $    39,063   $         -
                                                 ------------  ------------
     Total revenue                                    39,063             -

EXPENSES
  Depletion                                           18,150             -
  General and administrative                           2,073         4,205
  Lease operating costs                                6,220            26
  Legal and professional                              11,120             -
  Travel                                               3,610             -
                                                 ------------  ------------
     Total expenses                                   41,173         4,231
                                                 ------------  ------------
NET OPERATING LOSS                                    (2,110)       (4,231)

OTHER INCOME (EXPENSE)
  Interest expense                                   (12,810)            -
                                                 ------------  ------------
NET INCOME / (LOSS)                              $   (14,920)  $    (4,231)
                                                 ============  ============
BASIC INCOME / (LOSS) PER COMMON SHARE           $     (0.00)  $     (0.00)
                                                 ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     86,108,261    20,437,833
                                                 ============  ============


                        Powder River Basin Gas Corp.
                    Consolidated Statement of Cash Flows
                       For the Period Ended March 31,

                                                               2004          2003
                                                           ------------  ------------
Cash flows from operating activities
  Net income                                               $   (14,920)  $    (4,205)
  Adjustments to net income provided by
  operating activities:
   Common stock issued for services rendered                         -             -
   Common stock issued for retirement of payables             (130,000)            -
   Depletion                                                    18,150             -
  Changes in assets and liabilities:
   Increase in prepaid expenses                                 (2,000)            -
   Decrease (increase) in accounts receivable                        -             -
   (Decrease) increase in accounts payable &
     accrued expenses                                           16,430             -
                                                           ------------  ------------
     Net cash used in operating activities                      17,660      (134,205)
                                                           ------------  ------------
Cash flows from investing activities
  Expenditures for oil and gas property development            (17,660)            -
                                                           ------------  ------------
     Net cash used in investing activities                     (17,660)            -
                                                           ------------  ------------
Cash flows from financing activities
  Proceeds from notes payable and long-term liabilities              -        (1,282)
  Proceeds from issuance of common stock                             -       130,000
                                                           ------------  ------------
     Net cash provided by financing activities                       -       128,718
                                                           ------------  ------------
     Net decrease in cash and cash equivalents                       -        (5,487)

     Cash at beginning of year                                       -        18,938
                                                           ------------  ------------
     Cash at end of year                                   $         -   $    13,451
                                                           ============  ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The Company is including the following cautionary statement to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. This quarterly report on form 10QSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from third parties, but there can be no assurance that management's expectations, beliefs or projections will result of be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to respond to changes in the information system environment, competition, the availability of financing, and, if available, on terms and conditions acceptable to the Company, and the availability of personnel in the future.

PLAN OF OPERATION

The Company's business strategy for the next twelve months includes focused acquisitions and drilling operations which may be curtailed, delayed or cancelled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in equipment delivery. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company plans on implementing its drilling plan and being recognizing revenues during the fiscal year 2004. The Company also plans to continue to increase production on the Louisiana project in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company realized its first ever revenue during the first quarter ended March 31, 2004 in the amount of $39, 063 from oil and gas sales. The Company is currently working to raise development capital to increase production and anticipates it will be successful in raising the funds necessary to complete work in progress.


CURRENT LIABILITIES

On March 31, 2004 the Company had approximately $604, 800 in current liabilities. Of this amount approximately $531, 400 is related to the purchase of leasehold interests and related expenses incurred by the Company. The current accounts payable include payments to auditors, accounting and legal as well as start up costs. The accrued expenses include accumulated interest on the outstanding notes owed by the Company.

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

The Company's ability to meet any future debt service will be dependant upon the Company's future performance, which will be subject to oil and natural gas prices, the Company's level of production, general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such changes in oil and natural gas prices and / or production nor by such economic conditions and / or financial, business and other factors. In addition, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future bank credit will be available in an amount to enable the Company to service its indebtedness or make necessary expenditures. In such event, the Company would be required to obtain such financing from the sale of equity securities or other debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company.
Should sufficient capital not be available, the Company may not be able to continue to implement its business strategy.


PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company has an outstanding judgment of which the management was unaware was outstanding on take-over of the Company. The judgment is approximately $100, 000 and a settlement agreement is currently trying to be negotiated by the Company.

ITEM 2: CHANGES IN SECURITIES

The Company effected the following transactions in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not yet been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor were any commissions or fees paid to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of its securities; and that each person was knowledgeable about its operations and financial condition.

In February 2004 the Company issued 3,640,856 shares of its common stock to satisfy a previously negotiated convertible debenture.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5: OTHER INFORMATION

     NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

     31.1 Certification of Chief Financial Officer

     32.1 Certification Pursuant to Sarbanes-Oxley Act of 2002

     b)   Reports

          Report on Form 8-K, as amended, Celebrity Sports Network, Inc., filed January 24, 2003; Change in Registrants Certifying Accountant


                                 Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Powder River Basin Gas Corporation
                              Registrant



By: /S/ Brian Fox, President
    Brian For, President and Chief Financial Officer

Date:     May 14, 2004