Form 10QSB
period 2004-06-30
POWDER RIVER BASIN GAS CORP
filed 2004-08-16
CIK 1125557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C., 20549

                               Form 10   QSB

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission file number 000-31945


                    For the quarter ended June 30, 2004


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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of June 30, 2004, 86, 108, 261 shares of common stock, $0.001 par value, were outstanding.


Transitional Small Business Disclosure Format (check one):  [X] Yes [ ] No



                        Powder River Basin Gas Corp.
                         Consolidated Balance Sheet
                               June 30, 2004
                                 Unaudited

                                   ASSETS
CURRENT ASSETS
  Cash                                                         $    29,137
  Accounts receivable                                               49,766
  Prepaid expenses                                                  12,100
                                                               ------------
     Total current assets                                           91,003

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING (NOTE 1)
  Properties not subject to amortization                         1,449,278
  Properties subject to amortization                               961,660
  Accumulated amortization                                          (6,993)
                                                               ------------
  Net oil and gas properties                                     2,403,945
                                                               ------------
Total assets                                                   $ 2,494,948
                                                               ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $    17,311
  Accrued expenses                                                  58,003
  Notes payable                                                    671,400
                                                               ------------
   Total current liabilities                                       746,714
                                                               ------------
Total liabilities                                                  746,714
                                                               ------------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share; 50,000,000 shares
   authorized; 87,828,689 shares issued and outstanding             87,828
  Capital in excess of par value                                 5,393,083
  Retained earnings                                             (3,732,677)
                                                               ------------
     Total stockholders' equity                                  1,748,234
                                                               ------------
     Total liabilities and shareholders' equity                $ 2,494,948
                                                               ============




                        Powder River Basin Gas Corp.
                    Consolidated Statement of Operations
                                (Unaudited)

                            For the three              For the six
                             months ended               months ended
                        June 30,      June 30,      June 30,      June 30,
                          2004          2003          2004          2003
                      -----------  ------------  ------------  ------------
REVENUE
  Oil and gas sales   $   49,766   $         -   $    88,829   $         -
                      -----------  ------------  ------------  ------------
     Total revenue        49,766             -        88,829             -

EXPENSES
  Depletion              (11,157)            -         6,993             -
  General and
   administrative          5,886       354,256         9,458       356,462
  Lease operating
    costs                 10,933             -        17,153             -
  Legal and
    professional          10,846        21,371        20,466        23,371
  Travel                       -             -         3,610             -
                      -----------  ------------  ------------  ------------
     Total expenses       16,508       375,627        57,680       379,833
                      -----------  ------------  ------------  ------------

NET OPERATING LOSS        33,258      (375,627)       31,149      (379,833)

OTHER INCOME (EXPENSE)
  Interest expense       (12,000)       (9,476)      (24,810)       (9,476)
                      -----------  ------------  ------------  ------------
NET INCOME / (LOSS)   $   21,258   $  (385,103)  $     6,339   $  (389,309)
                      ===========  ============  ============  ============

BASIC INCOME / (LOSS)
PER COMMON SHARE      $     0.00   $     (0.01)  $      0.00   $     (0.02)
                      ===========  ============  ============  ============
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING           86,108,261    46,387,833    86,968,475    25,237,833
                      ===========  ============  ============  ============




                        Powder River Basin Gas Corp.
                    Consolidated Statement of Cash Flows
                                (Unaudited)

                                                     For the Six Months
                                                        Ended June 30,
                                                 --------------------------
                                                     2004          2003
                                                 ------------  ------------
Cash flows from operating activities
  Net income                                      $    6,339   $  (389,309)
  Adjustments to net income provided by
  operating activities:
   Common stock issued for retirement of
     payables                                              -      (662,199)
   Depletion                                           6,993             -
  Changes in assets and liabilities:
   Increase in prepaid expenses                      (12,100)            -
   Decrease (increase) in accounts receivable        (49,766)            -
   (Decrease) increase in accounts payable
     & accrued expenses                               18,343        19,452
                                                 ------------  ------------
     Net cash used in operating activities           (30,191)   (1,032,056)
                                                 ------------  ------------

Cash flows from investing activities
  Relinquishment of leases                                 -       569,217
  Expenditures for oil and gas property
   development                                       (80,672)            -
                                                 ------------  ------------
     Net cash used in investing activities           (80,672)       569,217
                                                 ------------  ------------

Cash flows from financing activities
  Proceeds from notes payable and long-term
   liabilities                                       140,000        (1,282)
  Contributed Capital                                      -       317,700
  Proceeds from issuance of common stock                   -       130,000
                                                 ------------  ------------
     Net cash provided by financing activities       140,000       446,418
                                                 ------------  ------------
     Net increase/(decrease) in cash and cash
     equivalents                                      29,137       (16,421)

     Cash at beginning of year                             -        18,938
                                                 ------------  ------------
     Cash at end of year                         $    29,137   $     2,517
                                                 ============  ============


                        Powder River Basin Gas Corp.
                 Notes to Consolidated Financial Statements
                   For the Six Months Ended June 30, 2004

Note 1   PREPARATION OF FINANCIAL STATEMENTS

The unaudited financial statements of Powder River Basin Gas Corp. for the six months ended June 30, 2004, included herein have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") and should read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2003, as reported in the Form 10-KSB, have been omitted.

NOTE 2   ORGANIZATION

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

Powder River Basin Gas Corp. (PRGB) was incorporated in Colorado on June 13, 2001. The Company is engaged in the business of assembling and managing a portfolio of undeveloped acreage in the Powder River basin coal bed methane (CBM) play in Sheridan County, Wyoming. This acreage is located in a proven geological setting and near operators such as Western Gas Resources, Barrett Resources, Phillips Petroleum, J.M. Huber and others. The Company has leasehold interests in 8,096 net acres. Two wells have been drilled on one lease and eleven additional wells have been spudded. The Company also purchased a 960 acre oil and gas lease in Louisiana which has nine wells. Two of the wells are in production and the other seven require re-work and clean-out to be activated.

Pursuant to a reverse acquisition and reorganization agreement, PRGB was acquired by Celebrity Sports on September 5, 2001. At the time of the acquisition, the Company changed its name to Powder River Basin Gas Corp. and issued 9 million shares of common stock for all the issued and outstanding stock of PRBG; thus, making PRGB a wholly-owned subsidiary of the Company. Because PRGB is the accounting acquirer in the reverse acquisition, all financial history in these financial statements are that of PRGB.

The Company issued 9 million shares of common stock for 9 million shares of PRGB, therefore, and adjustment to the shares outstanding was necessary to reflect the other shareholders of the Company at the time of acquisition. No goodwill was recorded in the acquisition and the purchase method of accounting was used to record the transaction.



NOTE 3   OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the quarter ended June 30, 2004 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved resources associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Therefore amortization was taken at $6,993 for the six months ended June 30, 2004. As of June 30, 2004, proved oil and gas reserves had been activated on one of the Company's oil and gas properties. All other wells are incomplete as of June 30, 2004.

NOTE 4   COMMON STOCK

In February 2004 the Company issued 3, 640, 856 shares of Common Stock in satisfaction of a convertible debenture entered into in previous years.



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

PLAN OF OPERATION

The Company's business strategy for the next twelve months includes focused acquisitions and drilling operations which may be curtailed, delayed or cancelled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in equipment delivery. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company plans on implementing its drilling plan and being recognizing revenues during the fiscal year 2004. The Company also plans to continue to increase production on the Louisiana project in the second quarter and is in the process of completing a project in Oklahoma.


LIQUIDITY AND CAPITAL RESOURCES

The Company increased its revenue from oil and gas sales during the second quarter to $49,766 as compared to $39,063 for the first quarter makeing a six month total of $88,829. There was no income in previous years. The Company is currently working to raise development capital to increase production and anticipates it will be successful in raising the funds necessary to complete work in progress.

CURRENT LIABILITIES

On June 30, 2004 the Company had approximately $77,313 in current liabilities and $671,400 in long term liabilities. Of this amount approximately $531,400 is related to the purchase of leasehold interests and related expenses incurred by the Company. The current accounts payable include payments to auditors, accounting and legal as well as start up costs. The accrued expenses include accumulated interest on the outstanding notes owed by the Company.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company had an outstanding judgment  which was settled prior to June
30, 2004.


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

In February 2004 the Company issued 3, 640, 856 shares of its common stock to satisfy a previously negotiated convertible debenture.

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

                             Powder River Basin Gas Corporation
                             Registrant


                             By: /S/ Brian Fox, President
                             Brian Fox, President and
                             Chief Financial Officer

Date: August 12, 2004












