Form 10QSB
period 2004-09-30
POWDER RIVER BASIN GAS CORP
filed 2004-11-16
CIK 1125557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C., 20549

                               Form 10   QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 000-31945

                  For the quarter ended September 30, 2004

                        POWDER RIVER BASIN GAS CORP.
                       ------------------------------
     (Exact name of small business issuer as specified in its charter)

                                  Colorado
                                 ---------
                          (State of Incorporation)

                                 84-1521645
                               -------------
                      (IRS Employer Identification #)

                            104, 3208 8th Ave NE
                            Calgary, AB T2A 7V8
                               (403) 263-5010
                          ------------------------
        (Address and telephone number of principal executive office)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X    No
          -----     -----


As of September 30, 2004, 93,941,939 shares of common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (check one):  [X] Yes [ ] No

                        Powder River Basin Gas Corp.
                         Consolidated Balance Sheet
                             September 30, 2004
                                 Unaudited



                                   ASSETS

CURRENT ASSETS
  Cash                                                        $    24,521
  Accounts receivable                                             673,742
  Prepaid expenses                                                 67,100
                                                              ------------
    Total current assets                                          765,363

OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING (NOTE 1)
  Properties not subject to amortization                        1,385,253
  Properties subject to amortization                              973,406
  Accumulated amortization                                        (10,793)
  Net oil and gas properties                                    2,347,866
                                                              ------------
    Total assets                                              $ 3,113,229
                                                              ============


                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                            $     7,110
  Accrued expenses                                                 21,000
  Notes payable                                                   181,000
                                                              ------------
    Total current liabilities                                     209,110
                                                              ------------
    Total liabilities                                             209,110
                                                              ------------
STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share; 50,000,000 shares
   authorized; 87,828,689 shares issued and outstanding           103,430
  Capital in excess of par value                                6,160,520
  Accumulated Comprehensive Income                                  2,705
  Retained earnings                                            (3,362,536)
                                                              ------------
    Total stockholders' equity                                  2,904,119
                                                              ------------
    Total liabilities and shareholders' equity                $ 3,113,229
                                                              ============



                        Powder River Basin Gas Corp.
                    Consolidated Statement of Operations

                           For the three months ended    For the nine months ended
                          September 30,  September 30,  September 30,  September 30,
                               2004           2003           2004           2003
                          -------------  -------------  -------------  -------------
REVENUE
  Oil and gas sales       $     66,000   $       -      $    154,829   $      -
                          -------------  -------------  -------------  -------------
   Total revenue                66,000           -           154,829          -

EXPENSES
  Depletion                      3,800           -            10,793          -
  General and
   administrative              186,124           -           195,582        358,462
  Lease operating costs         36,172           -            53,325          -
  Legal and professional         2,559         17,097         23,025         38,468
  Travel                        38,546           -            42,156          -
                          -------------  -------------  -------------  -------------
    Total expenses             267,201         17,097        324,881        396,930
                          -------------  -------------  -------------  -------------
NET OPERATING LOSS            (201,201)       (17,097)      (170,052)      (396,930)

OTHER INCOME (EXPENSE)
  Gain on Sale of
   Properties                  605,978           -           605,978           -
  Interest expense             (34,636)          -           (59,446)        (9,476)
                          -------------  -------------  -------------  -------------
NET INCOME / (LOSS)       $    370,141   $    (17,097)  $    376,480   $   (406,406)
                          =============  =============  =============  =============

BASIC INCOME / (LOSS)
PER COMMON SHARE          $       0.00   $      (0.00)  $       0.00   $      (0.01)
                          =============  =============  =============  =============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING       93,941,939     46,387,833     89,292,963     39,337,811
                          =============  =============  =============  =============




                        Powder River Basin Gas Corp.
                    Consolidated Statement of Cash Flows
                  For the Nine Months Ended September 30,

                                                              2004          2003
                                                          ------------  ------------
Cash flows from operating activities
  Net income / (loss)                                     $   376,480   $  (406,406)
  Adjustments to net income provided by operating
  activities:
   Common stock issued for services rendered                   55,000          -
   Common stock issued for retirement of payables              70,003      (642,000)
   Depletion                                                   10,793          -
  Changes in assets and liabilities:
   Increase in prepaid expenses                               (60,100)         -
   Decrease (increase) in accounts receivable                (673,742)         -
   (Decrease) increase in accounts payable & accrued
    expenses                                                  (28,860)       21,550
                                                          ------------  ------------
    Net cash used in operating activities                    (250,426)   (1,026,856)

Cash flows from investing activities
  Relinquishment of leases/ Sale of interest in Leases        137,057       569,217
  Expenditures for oil and gas property development           (40,670)         -
                                                          ------------  ------------
    Net cash used in investing activities                     (40,670)      569,217

Cash flows from financing activities
  Proceeds from notes payable and long-term liabilities        76,617        (1,282)
  Cash received from Stock issuance                           280,000       312,500
  Cash paid on long term debt                                 (41,000)         -
  Proceeds from issuance of common stock                         -          130,000
                                                          ------------  ------------
    Net cash provided by financing activities                 315,617       441,218

Net increase/(decrease) in cash and cash equivalents           24,521       (16,421)
                                                          ------------  ------------
Cash at beginning of year                                        -           18,938
                                                          ------------  ------------
Cash at end of year                                       $    24,521   $     2,517
                                                          ============  ============

Cash paid for:
  Interest                                                     15,000         9,476
  Income Taxes                                                   -             -






                        Powder River Basin Gas Corp.
                 Notes to Consolidated Financial Statements
                For the Nine Months Ended September 30, 2004

Note 1   PREPARATION OF FINANCIAL STATEMENTS

The unaudited financial statements of Powder River Basin Gas Corp. for the nine months ended September 30, 2004, included herein have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission ("SEC") and should read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent year, 2003, as reported in the Form 10-KSB, have been omitted.

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

Powder River Basin Gas Corp. (PRGB) was incorporated in Colorado on June 13, 2001. The Company is engaged in the business of assembling and managing a portfolio of undeveloped acreage in the Powder River basin coal bed methane (CBM) play in Sheridan County, Wyoming. This acreage is located in a proven geological setting and near operators such as Western Gas Resources, Barrett Resources, Phillips Petroleum, J.M. Huber and others. The Company has leasehold interests in 8,096 net acres. Two wells have been drilled on one lease and eleven additional wells have been spudded. The Company also purchased a 960 acre oil and gas lease in Louisiana which has nine wells. Two of the wells are in production and the other seven require re-work and clean-out to be activated. At September 30th, 2004 the Company had also purchased a 25% working interest in 9 wells in Osage County, Oklahoma.

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



NOTE 3   OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the quarter ended September 30, 2004 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved resources associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Therefore amortization was taken at $10,793 for the nine months ended September 30, 2004. As of September 30, 2004, proved oil and gas reserves had been activated on one of the Company's oil and gas properties. All other wells are incomplete as of September 30, 2004.

NOTE 4   COMMON STOCK

In February 2004 the Company issued 3, 640, 856 shares of Common Stock in satisfaction of a convertible debenture entered into in previous years. In September 2004, 8,602,272 shares of Common Stock were issued in payment of an outstanding note. The Company also issued 7,000,000 shares of Common Stock for a private placement of $280,000.00.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company increased its revenue from oil and gas sales during the third quarter to $66,000 as compared to $49,766 for the second quarter making a nine month total of $154,829. The Company also had a gain on the sale of a property of $605,978 bringing total revenue to $760,807 for the nine months ended September 30, 2004.There was no income in previous years. The Company is currently working to raise development capital to increase production and anticipates it will be successful in raising the funds necessary to complete work in progress.

CURRENT LIABILITIES

On September 30, 2004 the Company had approximately $28,110 in current liabilities and $181,000 in long term liabilities. Of this amount approximately $181,000 is related to the purchase of leasehold interests and related expenses incurred by the Company. The current accounts payable include payments to auditors, accounting and legal as well as start up costs. The accrued expenses include accumulated interest on the outstanding notes owed by the Company.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company had an outstanding judgment which was settled prior to September 30, 2004.


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

In February 2004 the Company issued 3, 640, 856 shares of its common stock
to satisfy a previously negotiated convertible debenture.   In September
2004 the Company issued 8,602,272 shares to settle a note and issued 7,000,000 restricted shares for a private placement of $280,000.00

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

                         Date: November 15th, 2004










