Form 10KSB
period 2004-12-31
POWDER RIVER BASIN GAS CORP
filed 2005-03-31
CIK 1125557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 2004
                                   -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

                          Commission file number  000-31945
                                                  ----------

                        POWDER RIVER BASIN GAS CORP.
                       -----------------------------
        (Name of small business issuer as specified in its charter)

                          104, 3208  8th Avenue NE
                          Calgary, Alberta T2A 7V8
                               (403) 263-4145
                         --------------------------
         (Address of principal executive office & telephone number)

     Colorado                                               84-1521645
------------------------                     ------------------------------
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

     State issuer's revenues for the most recent fiscal year:
                              2004  $2,184,880

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2004 was $20,998,544.

     The current number of shares outstanding of Powder River Basin Gas Corporation common stock is 104,050,961 as of December 31, 2004.

                    Documents Incorporated by Reference

         Powder River Basin Gas Corporation incorporates by reference in
Part III of this Form 10-KSB, the registrant's Report on Form 8-K, as amended, with exhibits thereto, filed December 31, 2004 under the Securities Act of 1933.


Transitional Small Business Disclosure Format (check one): [  ] Yes [X] No




                             Table of Contents
                             -----------------


                                   Part I
     Description of Business
     Description of Properties
     Legal Proceedings
     Submission of Matters to a Vote of Security Holders

                                  Part II

     Market for Common Equity and Related Stockholder Matters
     Management's Discussion and Analysis or Plan of Operation
     Financial Statements

     Signatures

















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

As of December 31, 2004, Powder River Basin Gas Corporation owns a total of 11,878 acres in thirteen different leases within Converse, Crook, Johnson, and Sheridan counties. The company has a 100 percent working interest in most of their leases to date. Powder River Basin Gas Corporation's leases are adjacent to larger CBM developers and operators such as Western Gas Resources, Williams Companies, Phillips Petroleum, J.M. Huber and others. This close proximity to other operators allows PRVB to benefit from the established infrastructure of gathering systems, pipelines, electricity sources, roads, etc.

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

As of December 31, 2003, the Company completed a purchase of 960 acres in Arcadia Parish, Louisiana.

During 2004, the Company also purchased a 25% working interest in a 9 well re-work program in Oklahoma. Five wells have been re-worked and were put in production during 2004 with the remaining four to be completed in 2005.

The Company also purchased a 22 well re-work program in Louisiana in November of 2004 and well re-work was started immediately with all wells to be in production in 2005.


Pricing
-------

Powder River Basin Gas Corporation's average cost to drill, complete and tie-in a CBM well to existing infrastructure is estimated to be $75,000 per well.

Powder River Basin Gas Corp.'s average cost to recomplete the existing wells on the new acquisitions is estimated at $15,000 per well.

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

Powder River Basin Gas Corp. will continue to aggressively pursue a program of re-work projects where-in properties can be purchased and wells re-completed and brought on production.

Powder River Basin Gas Corp. will also continue to develop and monetize its CBM and shallow oil & gas assets in the Powder River Basin.

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

Powder River is currently marketing Oil and Gas to Shell Oil, Conoco Phillips, Farmland Coop, 88 oil and Gas, Kinder Morgan and Texas Gas Corp.

Description of Properties
-------------------------

Powder River Basin Gas Corporation's offices are located in Calgary, Alberta and Tulsa, Oklahoma.,

As of November 2001, Powder River Basin Gas Corporation had 80 to 100 percent working interest in the following CBM and shallow oil leases:


Lease              County         Net Acres      Gross Acres
----------------   ----------     ------------   --------------

Cranston           Crook             1,934          1,934
Franklin           Crook               620          1,944
Griffith(1)        Crook               320            640
Griffith (2)       Crook               160            320
Griffith (3)       Crook               440            600
Kanode             Crook               920          1,000
Olds (D-Road)      Crook               200            640
Olds (Keyhole)     Crook               120            480
Karmon             Johnston            320            320
Noteboom           Johnston            800            800
Legerski           Sheridan            340            360
Robb               Sheridan          1,486          2,520
Zullig             Sheridan            256            320
----------------   ----------     ------------   --------------
                                     7,916         11,878


Producing properties at Dec. 31-2004

Leonard Heirs           Acadia Parish       960     100% working interest
Osage Project           Osage County        960     25% working interest
Springhill Project A    Webster Parish      154     100% working interest
Springhill Project B    Bossier Parish      440     100% working interest
Converse County         Converse County    1815     100% working interest

Legal Proceedings

The company had an uncontested judgment which was filed in the state of Colorado on December 31, 2003 in the amount of $111,500. The company management was not served notice and was unaware of this action..

On December 31, 2003 the company had an outstanding judgment in the amount of $111,500.

An additional judgment surfaced during 2004 in the amount of 72,079 . Neither of these was disclosed to current management and were not reported by the Company contracted to search corporate records when the control changed in December 2003.

Both were settled during 2004.

Management is not aware of any further outstanding court actions.

Submission of Matters to a Vote of Security Holders

None during the year ended December 31, 2004.

Market for Common Equity and Related Stockholder Matters

Market Information
------------------

The common stock of Powder River Basin Gas Corporation is traded on the OTC Bulletin Board under the symbol PRVB.

Holders
-------

Powder River Basin Gas Corporation has 104,050,961 shares of common stock outstanding as of December 31, 2004.

Powder River Basin Gas Corporation has approximately 400 shareholders.

Dividend Policy
---------------

Powder River Basin Gas Corporation has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

Management's Discussion and Analysis

The Company's operations consist primarily of exploration and development of oil and gas properties. While oil and natural gas are the principal products currently produced by the Company, the Company does not refine or process the oil and natural gas that it produces. The Company sells the oil and gas it produces under short-term contracts at market prices in the areas in which the producing properties are located, generally at F.O.B. field prices posted by the principal purchaser of oil in such areas.


Results of Operations
---------------------

Revenues

The Company recognized its first ever revenue during 2004. The Company had no revenue in 2003 and at the end of the first quarter of 2004 had revenue of 39,063.

The Company completed its first year under current management with a total revenue of $2,184,880.

Costs and Expenses

The Companies general and administrative expenses for the fiscal year ended December 31, 2004 were $554,854.

Commissions and professional fees                  -     472,646
Interest Expense                                   -      47,007
Lease operating expense                            -      97,025
    Total                                          -   1,171,532

The Company's general and administrative expenses for the fiscal year ended December 31, 2003 were $204,528.

The Company went through a change of control in May of 2003 and again went through a complete change of control and management in December of 2003. The Company had no change of control or change of management in 2004.
The Company realized a net profit of $1,007,575 for the fiscal year ended December 31, 2004.

Net Income (Loss)

Liquidity and Capital Resources

Non-Cash Transactions

Accounts Payable

Current Liabilities


History of Losses
-----------------

Operational Management
----------------------

The Company was taken over by new management at the end of December 2003 and during the first quarter of 2004 a new team was put in place that is qualified to maximize the potential of the company's assets.

Need for Additional Financing for Growth
----------------------------------------

The Company will be pursuing additional capital by way of private funding and possible joint ventures to complete development of existing properties as well as further acquisitions during 2005.

Well re-completion will continue from existing cash flow.


Acquisition Risks
-----------------

The Company's business strategy includes focused acquisitions of producing oil and natural gas properties in addition to the existing well program re-work program. Any such future acquisitions will require an assessment of the recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other similar factors. It generally is not feasible to review in detail every individual property involved in an acquisition. Ordinarily, review efforts are focused on the higher-valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems; nor will it permit the Company to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections are not always performed on every well, and potential problems, such as mechanical integrity of equipment and environmental conditions that may require significant remedial expenditures, are not necessarily observable even when an inspection is undertaken. Even if problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurance that oil and natural gas properties acquired by the Company will be successfully integrated into the Company's operations or will achieve desired profitability objectives.

Inability to Develop Additional Reserves
----------------------------------------
The Company's future success as an oil and natural gas producer, as is generally the case in the industry, depends upon its ability to find, develop and acquire additional oil and natural gas reserves that are economically recoverable. Except to the extent that the Company conducts successful development activities or acquires properties containing proved reserves, the Company's proved reserves will generally decline as reserves are produced. There can be no assurance that the Company will be able to locate additional reserves or that the Company will drill economically productive wells or acquire properties containing proved reserves.

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




                        POWDER RIVER BASIN GAS CORP.

                     CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2004 and 2003






                              C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . .  6

Consolidated Statements of Comprehensive Income (Loss) . . . . . . . . . .7

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . .8

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . 12

Notes to the Consolidated Financial statements . . . . . . . . . . . . . 14

/Letterhead/




                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------




To the Stockholders and Board of Directors
Powder River Basin Gas Corp.
Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheets of Powder River Basin Gas Corp. as of December 31, 2004 and 2003 and the related consolidated statement of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powder River Basin Gas Corp. as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 23, 2005


                        POWDER RIVER BASIN GAS CORP
                        Consolidated Balance Sheets


                                   ASSETS
                                  -------

                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------

CURRENT ASSETS

  Cash                                          $    168,539  $          -
  Accounts receivable (Notes 1 and 4)              1,081,719             -
                                                ------------  ------------
    Total Current Assets                           1,250,258             -
                                                ------------  ------------
PROPERTY AND EQUIPMENT, NET (Notes 1 and 2)           12,896             -
                                                ------------  ------------

OIL AND GAS PROPERTIES USING
 FULL COST ACCOUNTING (Note 1)

Properties not subject to amortization             1,669,114     2,330,265
Properties being amortized                         1,063,674             -
Accumulated amortization                             (5,630)             -
                                                ------------  ------------
Net Oil and Gas Properties                         2,727,158     2,330,265
                                                ------------  ------------

OTHER ASSETS

  Deposits                                            15,500             -
                                                ------------  ------------
   Total Other Assets                                 15,500             -
                                                ------------  ------------
TOTAL ASSETS                                    $  4,005,812  $  2,330,265
                                                ============  ============



















 The accompanying notes are an integral part of these financial statements.
                                    F-4

                        POWDER RIVER BASIN GAS CORP
                  Consolidated Balance Sheets (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------

                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
CURRENT LIABILITIES

  Accounts payable                              $     23,094   $     8,778
  Accrued expenses                                         -        48,193
  Note payable, related party (Notes 3 and 4)        137,226       200,000
  Notes payable (Note 3)                             354,700       411,400
                                                ------------  ------------
    Total Current Liabilities                        515,020       668,371
                                                ------------  ------------
    Total Liabilities                                515,020       668,371
                                                ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock; par value $0.001 per share;
   authorized 200,000,000 shares; 104,050,961
   and 84,387,833 shares issued outstanding,
   respectively                                      104,050        84,387
  Capital in excess of par value                   6,115,479     5,316,524
  Other comprehensive income (Note 7)                  2,705             -
  Accumulated deficit                            (2,731,442)   (3,739,017)
                                                ------------  ------------
    Total Stockholders' Equity                     3,490,792     1,661,894
                                                ------------  ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  4,005,812  $  2,330,265
                                                ============  ============

 The accompanying notes are an integral part of these financial statements.
                                    F-5

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Operations

                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
REVENUE

  Oil and gas sales                             $    248,328  $          -
  Property and working interest sales (Note 8)     1,936,552             -
                                                ------------  ------------

    Total Revenue                                  2,184,880             -
                                                ------------  ------------

EXPENSES

  Depreciation, depletion and amortization             5,773             -
  General and administrative                         554,854       204,528
  Commissions on working interest sales              472,646             -
  Lease operating costs                               97,025             -
  Legal and professional                                   -             -
  Travel                                                   -             -
  Loss on abandonment of lease                             -       354,217
                                                ------------  ------------
    Total Expenses                                 1,130,298       558,745
                                                ------------  ------------
NET OPERATING INCOME (LOSS)                        1,054,582     (558,745)
                                                ------------  ------------

OTHER INCOME (EXPENSE)

  Interest expense                                  (47,007)      (49,240)
                                                ------------  ------------
    Total Other Income (Expense)                    (47,007)      (49,240)
                                                ------------  ------------
NET INCOME (LOSS) BEFORE INCOME TAXES              1,007,575     (607,985)

INCOME TAXES (Note 1)                                      -             -
                                                ------------  ------------

NET INCOME (LOSS)                               $  1,007,575  $  (607,985)
                                                ============  ============
BASIC INCOME (LOSS) PER COMMON SHARE (Note 1)   $       0.01  $     (0.02)
                                                ============  ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               92,967,515    39,616,189
                                                ============  ============



 The accompanying notes are an integral part of these financial statements.
                                    F-6

                        POWDER RIVER BASIN GAS CORP
           Consolidated Statements of Comprehensive Income (Loss)


                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------

NET INCOME (LOSS)                               $  1,007,575   $ (607,985)

OTHER COMPREHENSIVE INCOME

  Foreign currency translation adjustments             2,705             -
                                                ------------  ------------

   Total Other Comprehensive Income (Note 7)           2,705             -
                                                ------------  ------------

NET COMPREHENSIVE INCOME (LOSS)                 $  1,010,280  $  (607,985)
                                                ============  ============




















 The accompanying notes are an interal part of these financial statements.
                                    F-7

                        POWDER RIVER BASIN GAS CORP
  Consolidated Statements of Stockholders' Equity and Comprehensive Income
               For the Years Ended December 31, 2004 and 2003


                                            Other
              Common Stock                 Compre-                  Treasury Stock
         -------------------    Paid-In    hensive   Accumulated -------------------
             Shares   Amount    Capital    Income     Deficit      Shares    Amount
         ----------- -------- ---------- --------- ------------- --------- ---------
Balance,
December
31, 2002  20,437,833 $ 20,437 $3,870,467 $       -  $(3,131,032) (920,000) $   (920)

Shares
issued to
a related
party for
debt
reduction
valued at
$0.07 per
share      4,700,000    4,700    343,000         -             -         -         -

Shares
issued for
settlement
of accounts
payable
and accrued
wages at
$0.009 per
share     16,000,000   16,000    131,317         -             -         -         -

Shares
issued for
services
rendered
at $0.023
per share  5,250,000    5,250    115,500         -             -         -         -

Shares
issued for
the
acquisition
of Arcadia
Project
at $0.023
per share 38,000,000   38,000    836,000         -             -         -         -

Shares
issued for
services at
$0.023 per
share              -        -     20,240         -             -   920,000       920

Net loss
for the
year ended
December
31, 2003           -        -          -         -     (607,985)         -         -
         ----------- -------- ---------- --------- ------------- --------- ---------
Balance,
December
31, 2003  84,387,833   84,387  5,316,524         -   (3,739,017)         -         -

Common
stock
issued for
conversion
of debt
at $0.023
per share  3,440,856    3,441     76,559         -             -         -         -

Common
stock
issued for
cash at
$0.04 per
share      2,500,000    2,500     97,500         -             -         -         -

Common
stock
issued for
cash at
$0.04 per
share      1,250,000    1,250     48,750         -             -         -         -

Common
stock
issued for
debt
financing
costs and
interest
at $0.024
per share  2,918,939    2,919     65,899         -             -         -         -
         ----------- -------- ---------- --------- ------------- --------- ---------
Balance
Forward   94,497,628 $ 94,497 $5,605,232 $       - $ (3,739,017)         - $       -
         =========== ======== ========== ========= ============= ========= =========


 The accompanying notes are an interal part of these financial statements.
                                    F-8

                        POWDER RIVER BASIN GAS CORP
  Consolidated Statements of Stockholders' Equity and Comprehensive Income
               For the Years Ended December 31, 2004 and 2003


                                            Other
              Common Stock                 Compre-                  Treasury Stock
         -------------------    Paid-In    hensive   Accumulated -------------------
             Shares   Amount    Capital    Income     Deficit      Shares    Amount
         ----------- -------- ---------- --------- ------------- --------- ---------
Balance
Forward   94,497,628 $ 94,497 $5,605,232 $       -  $(3,739,017)         - $       -

Common
stock
issued for
cash at
$0.04 per
share      1,250,000    1,250     48,750         -             -         -         -

Common
stock
issued for
cash at
$0.04 per
share      2,000,000    2,000     78,000         -             -         -         -

Common
stock
issued for
conversion
of debt
at $0.064
per share  4,583,333    4,583    286,817         -             -         -         -

Common
stock
issued for
services
at $0.05
per share  1,100,000    1,100     53,900         -             -         -         -

Common
stock
issued for
services
at $0.07
per share    620,000      620     42,780         -             -         -         -

Foreign
currency
translation
adjustment         -        -          -     2,705             -         -         -

Net income
for the
year ended
December
31, 2004           -        -          -         -     1,007,575         -         -
         ----------- -------- ---------- --------- ------------- --------- ---------
Balance,
December
31, 2004 104,050,961 $104,050 $6,115,479 $   2,705 $ (2,731,442)         - $       -
         =========== ======== ========== ========= ============= ========= =========


 The accompanying notes are an integral part of these financial statements.
                                    F-9

                        POWDER RIVER BASIN GAS CORP.
                   Consolidated Statements of Cash Flows

                                                      December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                               $1,007,575    $(607,985)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Common stock issued for services rendered          98,400       141,910
   Common stock issued for retirement of
    accounts payable and accrued expenses             68,818       177,318
   Loss on abandonment of leases                           -       354,217
   Depreciation, depletion and amortization            5,773             -
  Changes in operating assets and liabilities:
   Increase in accounts receivable               (1,081,719)             -
   Increase in deposits                             (15,500)             -
   Increase (decrease) in accounts payable and
    accrued expenses                                (33,877)     (106,002)
                                                ------------  ------------
    Net Cash Provided by (Used in)
    Operating Activities                              49,470      (40,542)
                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment             (13,039)             -
  Relinquishment of leases/sale of interest in
   leases                                            255,274             -
  Expenditures for oil and gas property
   development                                     (230,297)     (172,014)
                                                ------------  ------------
    Net Cash Used in Investing Activities             11,938     (172,014)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable and long-term
   liabilities                                     (250,574)             -
  Proceeds from notes payable and long-term
   liabilities                                        75,000       200,000
  Proceeds from issuance of common stock             280,000             -
                                                ------------  ------------
    Net Cash Provided by Financing Activities        104,426       200,000

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                            2,705             -
                                                ------------  ------------

NET INCREASE (DECREASE) IN CASH                      168,539      (12,556)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             -        12,556
                                                ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $    168,539  $          -
                                                ============  ============



 The accompanying notes are an integral part of these financial statements.
                                    F-10

                        POWDER RIVER BASIN GAS CORP.
              Consolidated Statement of Cash Flows (Continued)

                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
CASH PAID FOR:
  Interest                                      $     22,226  $          -
  Income taxes                                  $          -  $          -

NON-CASH FINANCING ACTIVITIES:
  Common stock issued to retire accounts
   payable                                      $     68,818  $    177,318
  Common stock issued for services rendered     $     98,400  $    141,910
  Common stock issued for satisfaction of debt
   and interest                                 $    440,218  $    317,699
  Oil & gas properties acquired through the
   issuance of debt                             $    427,500  $          -






















 The accompanying notes are an integral part of these financial statements.
                                    F-9

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Power River Basin Gas Corp. (PRBG) was incorporated in the state of Colorado on June 13, 2001. The Company is engaged in the business of assembling and managing a portfolio of undeveloped acreage in the Powder River basin coal bed methane (CBM) play in Sheridan County, Wyoming. This acreage is located in a proven geological setting and near operators such as Western Gas Resources, Barrett Resources, Phillips Petroleum, J.M. Huber and others. The Company has leasehold interests in 8,097 net acres. Two wells have been drilled on one lease and eleven additional wells have been spudded. During 2004, the Company also purchased a 960 acre oil and gas lease in Louisiana which has nine wells. Five of the wells are in production and the other four require rework and cleanout to be activated. In November 2004, the Company purchased twenty-two wells in Louisiana, which also require rework and cleanout to be activated. Also during 2004, the Company purchased a 25% working interest in nine wells in Osage County, Oklahoma.

     Pursuant to a reverse acquisition and reorganization agreement, PRBG was acquired by Celebrity Sports on September 5, 2001. At the time of the acquisition, the Company changed its name to Power River Basin Gas Corp. and issued 9,000,000 shares of common stock for all the issued and outstanding stock of PRBG; thus, making PRBG a wholly-owned subsidiary of the Company. Because PRBG is the accounting acquirer in the reverse acquisition, all financial history in these financial statements are that of PRBG.

     The Company issued 9,000,000 shares of common stock for the receipt of 9,000,000 shares of PRBG, therefore, an adjustment to the shares outstanding was necessary to reflect the other shareholders of the Company at the time of acquisition. No goodwill was recorded in the acquisition, and the purchase method of accounting was issued in recording the business combination.

     b.   Accounting Method

     The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

     c.   Basis of Consolidation

     The consolidated financial statements include the accounts of Celebrity Sports Network, Inc. and PRBG. All significant inter-company accounts and transactions have been eliminated in the consolidation.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     d.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these consolidated financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     e.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     f.   Bad Debts

     Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible, therefore, no allowance for doubtful accounts in included in the consolidated financial statements. Amounts determined as uncollectible are not significant to the overall presentation of the consolidated financial statements.

     g.   Revenue and Cost Recognition

     Oil and Gas Properties
     ----------------------

     The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended December 31, 2004 and 2003 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of December 31, 2003, proved oil and gas reserves had been identified on one of the Company's oil and gas properties, however, no extraction had begun until 2004; therefore, no amortization has been recorded for the year ending December 31, 2003. During the year ended December 31, 2004, the Company recorded depletion of $5,630 on its properties. All other wells are incomplete as of December 31, 2004 and 2003.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

     h.   Income (Loss) Per Share

     The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

                                            Income (Loss)      Shares     Per-Share
                                              (Numerator) (Denominator)    Amount
                                            ------------- ------------- -------------
    For the year ended December 31, 2004:
     Basic EPS
       Income to common stockholders        $   1,007,575    92,967,515 $        0.01
                                            ============= ============= =============
    For the year ended December 31, 2003:
     Basic EPS
       Loss to common stockholders          $   (607,985)    39,616,189 $     ( 0.02)
                                            ============= ============= =============

     i.   Income Taxes

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

     The income tax provision differs from the amount of income tax as determined by applying the U.S. federal income tax rate of 34% to pretax income (loss) from operations due to the following:

                                                   For the Years Ended
                                                      December 31,
                                               --------------------------
                                                    2004          2003
                                                ------------  ------------
   Net income (loss)                            $  1,007,575   $ (607,985)
   Stock issued for services                          98,400       141,910
   Depreciation and amortization                    (16,000)             -
   NOL carryforward applied to current year      (1,089,975)             -
   Valuation allowance                                     -       466,075
                                                ------------  ------------
    Net tax provision                           $          -  $          -
                                                ============  ============

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

     i.   Income Taxes (Continued)

     At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,000 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Net deferred tax assets (liabilities) consist of the following components:

                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
   Operating loss carryforwards                 $        300  $    337,000
   Valuation allowance                                 (300)     (337,000)
                                                ------------  ------------
    Net deferred tax assets (liabilities)       $          -  $          -
                                                ============  ============


     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.

     j.   Property and Equipment

     Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

          Vehicles                                    5 years
          Computer equipment                          3 years

     k.   Impairment of Long-Lived Assets

     In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004 and 2003, no impairments were recognized.

     l.   Financial Instruments

     The recorded amounts of financial instruments, including cash equivalents, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2004 and 2003. The Company has no investments in derivative financial instruments.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

     m.   Concentrations of Risk

     Functional Currency & Foreign Currency Translation
     --------------------------------------------------

     The Company's functional currency is the U.S. dollar. In accordance with the Statement of Financial Accounting Standard No. 52, FOREIGN CURRENCY TRANSLATION, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains or losses relating from foreign currency transactions are included in the results of operations.

     Cash
     ----

     The Company has, in its bank account, funds in excess of the $100,000 that is federally insured. In the event of the failure of the bank, the Company would sustain a loss of funds that exceed $100,000. At December 31, 2004, the amount of funds in a single account that exceeded the federally insured limit was $68,539.

     n.   Newly Adopted Pronouncements

     On December 16, 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on its consolidated financial position or results of operations.

     In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS   AN
     AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

     n.   Newly Adopted Pronouncements (Continued)

     In December 2004, the FASB issued SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

     In December 2004, the FASB issued SFAS No.153, EXCHANGE OF NONMONETARY ASSETS. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

     The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

NOTE 2 -  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
   Vehicles                                     $      8,600  $          -
   Computer equipment                                  4,439             -
                                                ------------  ------------
    Totals                                            13,039             -
    Less: accumulated depreciation                     (143)             -
                                                ------------  ------------
    Property and Equipment   Net                $     12,896  $          -
                                                ============  ============

     Depreciation expense for the years ended December 31, 2004 and 2003 was $143 and $-0-, respectively.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 3 -  NOTES PAYABLE

     Notes payable are detailed in the following schedules:

                                                                 December 31,
                                                          --------------------------
                                                              2004          2003
                                                          ------------  ------------
    Note payable to a company, due in total in January
     2002,including interest at 10%.                       $         -   $    86,400

    Note payable to an individual, due in total in
     January 2003, including interest at 12%.                        -        25,000

    Note payable to an individual, due on demand,
     non-interest bearing.                                     146,000        40,000

    Convertible debenture to a company, due in total by
     conversion of stock, including interest at 6%.                  -       260,000

    Note payable to a related company, due on demand,
      including interest at 12%.                               137,226       200,000

    Note payable to a company, due on demand,
     non-interest bearing.                                     208,700             -
                                                          ------------  ------------
     Total Notes Payable                                       491,926       611,400

     Less: related party note                                (137,226)     (200,000)

     Less: current portion                                   (354,700)     (411,400)
                                                          ------------  ------------
     Total Long-Term Notes Payable                        $          -  $          -
                                                          ============  ============



NOTE 4 -  RELATED PARTY TRANSACTIONS

     As of December 31, 2004, the Company was owed $265,193 from a related company. This amount is included in accounts receivable.

     As of December 31, 2004 and 2003, the Company had a note payable due to a related company in the amount of $137,226 and $200,000, respectively. The note payable is due upon demand and bears interest at 12% per annum.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

     The Company has entered into various oil and gas leases from several land owners. Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production. Some of the leases also provide for a minimum royalty.
     As of December 31, 2004 and 2003, no royalties were due.

NOTE 6 -  STOCK TRANSACTIONS

     During 2003, the Company issued a total of 20,700,000 shares of common stock in settlement of $347,700 of related party debt and $147,317 of accounts payable and accrued wages. Accordingly, $474,317 has been charged to additional paid in capital.

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

     During 2003, the Company issued 920,000 shares of treasury stock for services rendered. Total value of the services was $21,160.

     On February 24, 2004, the Company issued 3,440,856 shares of common stock in satisfaction of $260,000 of notes payable at $0.023 per share.

     On June 4, 2004, the Company issued 2,500,000 shares of common stock for cash at $0.04 per share.

     On August 3, 2004, the Company issued 1,250,000 shares of common stock for cash at $0.04 per share.

     On August 3, 2004, the Company issued 2,918,939 shares of common stock in satisfaction of debt financing costs and interest at $0.024 per share.

     On September 1, 2004, the Company issued 1,250,000 shares of common stock for cash at $0.04 per share.

     On September 24, 2004, the Company issued 2,000,000 shares of common stock for cash at $0.04 per share.

     On September 24, 2004, the Company issued 4,583,333 shares of common stock for the conversion of debt at $0.064 per share.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2004 and 2003


NOTE 6 -  STOCK TRANSACTIONS (Continued)

     On September 24, 2004, the Company issued 1,100,000 shares of common stock for the reduction of wages at $0.05 per share.

     On December 6, 2004, the Company issued 620,000 shares of common stock for sales bonuses at $0.07 per share.

NOTE 7 -  OTHER COMPREHENSIVE INCOME

     The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners. The cumulative effect of foreign currency translation adjustments to a cash account held by the Company in Canadian dollars, which is included in other comprehensive income in the stockholders' equity section, consisted of the following:

                                                        December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
  Balance, beginning of year                    $          -  $          -

  Effect of currency exchange rate changes             2,705             -
                                                ------------  ------------
  Balance, end of year                          $      2,705  $          -
                                                ============  ============


NOTE 8 -  SALE OF INTERESTS IN OIL AND GAS PROPERTIES

     During the year ended December 31, 2004, the Company made sales of working interest in certain of its oil and gas properties to various unrelated parties that resulted in revenues of $1,936,552. The Company had no such revenues during the year ended December 31, 2003.

NOTE 9 -  SUBSEQUENT EVENTS

     Subsequent to December 31, 2004, the Company granted approximately 7,000,000 warrants to purchase shares of common stock with exercise prices ranging from $0.10 - $0.24 per share with exercise periods ranging from one to two years.

                        POWDER RIVER BASIN GAS CORP.
                   S.F.A.S.  69  Supplemental Disclosures
                         December 31, 2004 and 2003
                                (Unaudited)


                   S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


    (1)                Capitalized Costs Relating to
                      Oil and Gas Producing Activities

                                                        December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------

  Proved oil and gas producing properties and
   related lease and well equipment             $  1,063,674      $450,706

  Accumulated depreciation and depletion             (5,630)             -
                                                ------------  ------------
    Net Capitalized Costs                       $  1,058,044  $    450,706
                                                ============  ============

        (2)          Costs Incurred in Oil and Gas Property
           Acquisition, Exploration, and Development Activities

                                                    For the Years Ended
                                                        December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
  Acquisition of Properties
   Proved                                       $          -  $          -
   Unproved                                                -             -
   Exploration Costs                                       -             -
   Development Costs                                 612,968       172,014

       The Company does not have any investments accounted for by the equity method.

        (3)                      Results of Operations for
                                    Producing Activities

                                                    For the Years Ended
                                                       December 31,
                                                --------------------------
                                                    2004          2003
                                                ------------  ------------
  Sales                                         $    248,328  $          -
  Production costs                                  (97,025)             -
  Depreciation and depletion                         (5,630)             -
                                                ------------  ------------
  Results of operations for producing activities
  (excluding corporate overhead and interest
  costs)                                        $    145,673  $          -
                                                ============  ============


                                    F-21

                        POWDER RIVER BASIN GAS CORP.
             S.F.A.S.  69  Supplemental Disclosures (Continued)
                         December 31, 2004 and 2003
                                (Unaudited)


             S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)


         (4)            Reserve Quantity Information

                                                    Oil           Gas
                                                    BBL           MCF
                                                ------------  ------------

  Proved developed and undeveloped reserves:
  Balance, December 31, 2003                         451,960       601,600

   Change in estimates                                     -             -
   Production                                        (5,497)          (80)
                                                ------------  ------------
  Balance, December 31, 2004                         446,463       601,520
                                                ============  ============

  Proved developed reserves:
                                                    Oil           Gas
                                                    BBL           MCF
                                                ------------  ------------
  Beginning of the year ended December 31, 2004      451,960       601,600
  End of the year ended December 31, 2004            446,463       601,520


     The Company has reserve studies and estimates prepared on the various properties acquired and developed. The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult. Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data.






                                    F-22

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                        Powder River Basin Gas Corp.





March 31, 2005                    /S/ Brian Fox
                                  -----------------------------------
                                  Brian Fox, President, CEO, CFO