Form 10QSB
period 2005-03-31
POWDER RIVER BASIN GAS CORP
filed 2005-05-16
CIK 1125557

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                    COMMISSION FILE NUMBER 000-31945

                        POWDER RIVER BASIN GAS CORP.
          (Exact name of registrant as specified in its charter)

              COLORADO                              84-1521645
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

                            104, 3208 8TH Ave NE
             Calgary, AB T2A 7V8
             (Address of principal executive offices)

                 Issuer's telephone number: (403) 263-5010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 31, 2005, there were outstanding 106,050,961 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [X]   No [ ]

                                   PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

  TABLE OF CONTENTS
                                                                       Page
                                                                       ----

Part I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2005 (Unaudited) and December 31, 2004 . . . . . . . . . . . .3

Consolidated Statements of Operations (Unaudited)
For the three months ended March 31, 2005 and 2004 . . . . . . . . . . .4

Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2005 and 2004 . . . . . . . . . . .5

Notes to the Consolidated Financial Statements . . . . . . . . . . . . .6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . 11

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . 14

Part II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 14

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . 14

Item 3. Defaults by the Company on its
        Senior Securities. . . . . . . . . . . . . . . . . . . . . . . 14

Item 4. Submission of Matter to a Vote
        Of Security Holders. . . . . . . . . . . . . . . . . . . . . . 14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 14

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                        POWDER RIVER BASIN GAS CORP.

                     CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 2005 and December 31, 2004

                        POWDER RIVER BASIN GAS CORP
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------
                                                   March 31,   December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                            $   507,290   $   168,539
 Accounts receivable                               2,467,757     1,081,719
                                                 ------------  ------------
   Total Current Assets                            2,975,047     1,250,258

PROPERTY AND EQUIPMENT (Net)                          12,096        12,896
                                                 ------------  ------------
OIL AND GAS PROPERTIES USING FULL COST ACCOUNTING
 Properties not subject to amortization            2,322,070     1,669,114
 Properties being amortized                        1,063,674     1,063,674
 Accumulated amortization                             (7,230)       (5,630)
                                                 ------------  ------------
   Net Oil and Gas Properties                      3,378,514     2,727,158

OTHER ASSETS
 Deposits and other assets                            18,589        15,500
                                                 ------------  ------------
   Total Other Assets                                 18,589        15,500
                                                 ------------  ------------
   TOTAL ASSETS                                  $ 6,384,246   $ 4,005,812
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
 Accounts payable                                $    32,566   $    23,094
 Accrued expenses                                      6,282           -
 Income taxes payable                                530,400           -
 Note payable, related party                         100,250       137,226
 Notes payable                                       990,700       354,700
                                                 ------------  ------------
   Total Current Liabilities                       1,660,198       515,020
                                                 ------------  ------------
   Total Liabilities                               1,660,198       515,020
                                                 ------------  ------------
STOCKHOLDERS' EQUITY
 Common stock, 200,000,000 shares authorized
  of $0.001 par value, 106,050,961 and
  104,050,961 shares issued and outstanding,
  respectively                                       106,050       104,050
 Capital in excess of par value                    6,405,129     6,115,479
 Other comprehensive income                            2,705         2,705
 Accumulated deficit                              (1,789,836)   (2,731,442)
                                                 ------------  ------------
   Total Stockholders' Equity                      4,724,048     3,490,792
                                                 ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 6,384,246   $ 4,005,812
                                                 ============  ============

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Operations
                                (Unaudited)

                                                         For the
                                                   Three Months Ended
                                                         March 31,
                                                     2005          2004
                                                 ------------  ------------
REVENUE
 Oil and gas sales                               $    76,221   $    39,063
 Property and working interest sales               1,875,000           -
                                                 ------------  ------------
   Total Revenue                                   1,951,221        39,063

EXPENSES
 Depreciation, depletion and amortization              2,400        18,150
 General and administrative                          231,400        16,803
 Value of warrants granted for marketing
  and legal costs                                     91,650           -
 Lease operating costs                                54,459         6,220
                                                 ------------  ------------
  Total Expenses                                     379,909        41,173
                                                 ------------  ------------
NET OPERATING INCOME (LOSS)                        1,571,312        (2,110)

OTHER INCOME (EXPENSE)
 Litigation settlement (Note 5)                      (90,000)          -
 Interest expense                                     (9,306)      (12,810)
                                                 ------------  ------------
   Total Other Income (Expense)                      (99,306)      (12,810)
                                                 ------------  ------------
   NET INCOME (LOSS) BEFORE INCOME TAXES           1,472,006       (14,920)

   INCOME TAXES                                     (530,400)          -
                                                 ------------  ------------
   NET INCOME (LOSS)                             $   941,606   $   (14,920)
                                                 ============  ============
BASIC INCOME (LOSS) PER COMMON SHARE             $      0.01   $     (0.00)
                                                 ============  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       104,406,517    86,108,261
                                                 ============  ============

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                   For the
                                                             Three Months Ended
                                                                   March 31,
                                                               2005          2004
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $   941,606   $   (14,920)
 Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
   Depreciation, depletion and amortization                      2,400        18,150
   Additional expense for granting of warrants                  91,650             -
 Changes in operating assets and liabilities:
  Increase in accounts receivable                           (1,386,038)            -
  Increase (decrease) in deposits and other assets              (3,089)       (2,000)
  Increase in taxes payable                                    530,400             -
  Increase (decrease) in accounts payable and accrued
   expenses                                                     15,754        16,430
                                                           ------------  ------------
   Net Cash Provided by (Used in) Operating Activities         192,683        17,660

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for oil and gas property development             (87,956)      (17,660)
 Proceeds from sale of interest in leases                      200,000             -
                                                           ------------  ------------
   Net Cash Used in Investing Activities                       112,044       (17,660)
                                                           ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and long-term liabilities          90,000             -
 Payments on notes payable and long-term liabilities           (55,976)            -
 Proceeds from issuance of common stock                              -             -
                                                           ------------  ------------
  Net Cash Provided by Financing Activities                     34,024             -
                                                           ------------  ------------
NET INCREASE (DECREASE) IN CASH                                338,751             -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               168,539             -
                                                           ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   507,290   $         -
                                                           ============  ============


                        POWDER RIVER BASIN GAS CORP
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                                   For the
                                                             Three Months Ended
                                                                   March 31,
                                                               2005          2004
                                                           ------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION
 CASH PAID FOR:
  Interest                                                  $    5,252    $        -
  Income taxes                                              $        -    $        -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for acquired oil and gas properties    $  200,000    $        -
 Oil and gas properties acquired through the issuance of
  debt                                                      $  565,000    $        -
 Common stock issued for retirement of payables             $        -    $  130,000






                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    March 31, 2005 and December 31, 2004


NOTE 1 -  BASIS OF PRESENTATION

     The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

     The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  DILUTED INCOME (LOSS) PER SHARE

     Following is a reconciliation of the diluted income (loss) per share for the three months ended March 31, 2005 and 2004:

                                                           For the
                                                      Three Months Ended
                                                          March 31,
                                                     2005          2004
                                                 ------------  ------------
 Net income (loss) available to
  common shareholders                            $   941,606   $   (14,920)
 Weighted average shares                          104,406,517    86,108,261
 Effect of dilutive securities                      2,733,334             -
                                                 ------------  ------------
                                                  107,139,851    86,108,261
                                                 ============  ============
 Basic income (loss) per share (based
  on weighted average shares)                    $       0.01  $     (0.00)
                                                 ============  ============

     The diluted income per share for the three months ended March 31, 2005 includes common stock equivalents, consisting of 4,100,000 warrants, which were granted on January 31, 2005.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    March 31, 2005 and December 31, 2004

NOTE 3 -  OIL AND GAS PROPERTIES

     The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the three months ended March 31, 2005 and 2004 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of March 31, 2005 and December 31, 2004, proved oil and gas reserves had been identified on certain of the Company's oil and gas properties. During the three months ended March 31, 2005 and 2004, the Company recorded depletion of $1,600 and $1,408 on its producing properties. All other wells are incomplete as of March 31, 2005 and December 31, 2004.

NOTE 4 -  SIGNIFICANT TRANSACTIONS

     During the three months ended March 31, 2005, the Company purchased a 75% working interest in a producing property for a total of $800,000. For the purchase price of $800,000, the Company paid $30,000 in cash, signed a promissory note for $570,000 payable by December 31, 2005 bearing no interest, and issued a total of 2,000,000 shares of common stock valued at $0.10 per share (or $200,000). The shares issued were valued at the market price of the common stock on the date that the agreement was entered into.

     On March 1, 2005, the Company sold 25% of the acquired working interest in the producing property as described above, to an unrelated party for a total of $2,500,000, less a commission of $425,000, resulting in a gain on the sale of $1,875,000.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    March 31, 2005 and December 31, 2004

NOTE 4 -  SIGNIFICANT TRANSACTIONS (Continued)

     Also during the three months ended March 31, 2005, the Company granted a total of 4,100,000 warrants to purchase common stock as follows:

                                                                      Dates
                           Warrants      Exercise Price       of Expiration
                     --------------      --------------       -------------
                          1,000,000       $        0.12       January 31, 2006
                          1,000,000       $        0.18       January 31, 2007
                          1,000,000       $        0.16       January 31, 2006
                          1,000,000       $        0.24       January 31, 2007
                            100,000       $        0.16         March 31, 2006

     The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, additional expense of $91,650 was recorded for the three months ended March 31, 2005 under the Black-Scholes option pricing model for these warrants, which was calculated based upon the following assumptions:

          Risk free interest rate                   2.89% - 3.25%
          Expected life                              1 to 2 years
          Expected volatility                              89.19%
          Dividend yield                                    0.00%

NOTE 5 -  LITIGATION SETTLEMENT

     During the three months ended March 31, 2005, the Company entered into a settlement agreement in connection with a lawsuit against the Company's predecessor company for alleged services rendered, totaling $90,000. Terms of the settlement include payment of $5,000 per month, non-interest bearing, until paid.

                                ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward_looking Statements
_________________________________________________________
This report may contain "forward_looking" statements. Examples of forward_looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Plan of Operation
_________________

The Company is an oil and gas exploration company that is engaged in the evaluation and development of coalbed methane (CBM) reserves as well as shallow oil reserves within the Powder River Basin in the State of Wyoming.

The Company's focus has been in obtaining leasehold interests in acreage within the Powder River Basin, currently a most prolific coalbed methane gas exploration play in the domestic United States. Its attributes include low cost, shallow depth drilling and completion; a proven play with major operators and an existing and expanding infrastructure; greater and longer production yields when comparing cost/benefit analyses to other basins and, a very low exploration risk.

As of December 31, 2004, the Company owns a total of 11,878 acres in thirteen different leases within Converse, Crook, Johnson, and Sheridan counties. The Company has a 100 percent working interest in most of their leases to date. The Company's leases are adjacent to larger CBM developers and operators such as Western Gas Resources, Williams Companies, Phillips Petroleum, J.M. Huber and others. This close proximity to other operators allows the Company to benefit from the established infrastructure of gathering systems, pipelines, electricity sources, roads, etc.

As of March 31, 2005, the Company has drilled and completed two CBM wells in their Zullig Lease, located just west of Clearmont, Wyoming in Sheridan County. The company expects to produce 300 Mcf per day from these wells, which will extend yields and maintain production consistency. In addition, the Company drilled eleven other wells on the lease to a minimal depth of ten percent of their total depth in order to meet certain state requirements in reducing the well spacing from eighty acres to forty acres.

The Company has also completed a purchase of 960 acres in Arcadia Parish, Louisiana.

During 2004, the Company also purchased a 25% working interest in a 9 well re-work program in Oklahoma. Five wells have been re-worked and were put in production during 2004 with the remaining four to be completed in 2005.

The Company also purchased a 22 well re-work program in Louisiana in November of 2004 and well re-work was started immediately with all wells to be in production in 2005.

During the three months ended March 31, 2005, the Company purchased a 75% working interest in a producing property, and then subsequently sold 25% of this acquired working interest to an unrelated party.

The Company's business strategy for the next twelve months includes focused acquisitions and drilling operations which may be curtailed, delayed or cancelled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, weather conditions and shortages or delays in equipment delivery. The Company has drilled two gas wells that will produce commercially viable gas resources once the appropriate infrastructure (i.e., pipeline) is in place. The Company also plans to continue to increase production on its Louisiana and Oklahoma projects.

Results of Operations
_____________________
Three Months Ended March 31, 2005 compared with 2004
____________________________________________________

Revenues: During the three months ended March 31, 2005, the Company reported an increase in oil and gas sales compared to the three months ended March 31, 2004 of approximately $37,000 or 95%. The Company also reported revenues related to property and working interest sales of $1,875,000 during the three months ended March 31, 2005. The Company expects to continue to sell property and working interests in its properties in the future as the properties are developed and additional properties are acquired. The Company is currently working to raise development capital to increase production and anticipates it will be successful in raising the funds necessary to complete work in progress.

Expenses: During the three months ended March 31, 2005, the Company reported a substantial increase in expenses of approximately $339,000 compared to the three months ended March 31, 2004 primarily due to the increased production and lease operating costs, additional travel, and administrative expenses. The Company also reported an expense of $91,650 for the three months ended March 31, 2005 as a result of certain common stock warrants granted during the period for marketing and legal services rendered.

Liquidity and Capital Resources
_______________________________

On March 31, 2005, the Company had $1,660,198 in current liabilities, which includes notes payable due within the next twelve months of $1,090,950, and taxes payable totaling $530,400. The current accounts payable include payments to auditors, accounting and legal as well as start up costs. The accrued expenses include accumulated interest on the outstanding notes owed by the Company.

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

Impact of Inflation
___________________
At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Critical Accounting Policies and Estimates
__________________________________________

Except with regard to the estimated future cash flows of the capitalized oil and gas properties, the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods. Management reviews the carrying value of the capitalized oil and gas properties annually for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors, whether any write-downs should be taken or whether the estimated reserves should be changed.

Recent Accounting Pronouncements
________________________________

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153.

                             ITEM 3.
                       CONTROLS AND PROCEDURES

Our principal executive and principal financial officer has participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer believes that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.


PART II
                         OTHER INFORMATION
                     ITEM 1 - LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings at March 31, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the Company issued 2,000,000 shares of common stock valued at $0.10 per share or $200,000 as part of a transaction to purchase a 75% working interest in a producing property.

The Company effected the above transaction in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not yet been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor were any commissions or fees paid to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each person had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of its securities; and that each person was knowledgeable about its operations and financial condition.

           ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
  None.

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

           ITEM 5 - OTHER INFORMATION
  None.

           ITEM 6 - EXHIBITS

   Exhibit 31.1 - Certification of principal executive officer and principal financial officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

   Exhibit 32.1 - Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes_Oxley Act of 2002

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Powder River Basin Gas Corp.


 Date: May 13, 2005                By: /s/ Brian Fox
                                    Brian Fox, President and Chief
                                     Financial Officer