Form 10QSB
period 2005-06-30
POWDER RIVER BASIN GAS CORP
filed 2005-08-15
CIK 1125557

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

                                     OR

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

At June 30, 2005, there were outstanding 106,050,961 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [X]   No [ ]

                                   PART I

                           FINANCIAL INFORMATION

                                  Item 1.

                            FINANCIAL STATEMENTS
                                (UNAUDITED)

     TABLE OF CONTENTS
                                                                       Page
                                                                       ----

Part I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2005 (Unaudited) and December 31, 2004. . . . . . . . . . . . . 3

Consolidated Statements of Operations (Unaudited)
For the three months and six months
Ended June 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2005 and 2004. . . . . . . . . . . . . 5

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . . 10

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 13

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

Item 4. Submission of Matter to a Vote
        Of Security Holders. . . . . . . . . . . . . . . . . . . . . . . 14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14






<PAGE 3>
                        POWDER RIVER BASIN GAS CORP
                        Consolidated Balance Sheets

                                   ASSETS
                                                   June 30,    December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                            $   245,130   $   168,539
 Accounts receivable                               2,086,373     1,081,719
                                                 ------------  ------------
  Total Current Assets                             2,331,503     1,250,258
                                                 ------------  ------------
PROPERTY AND EQUIPMENT (Net)                          30,933        12,896
                                                 ------------  ------------
OIL AND GAS PROPERTIES USING
  FULL COST ACCOUNTING
  Properties not subject to amortization           2,499,044     1,669,114
  Properties being amortized                       1,063,674     1,063,674
  Accumulated amortization                            (8,830)       (5,630)
                                                 ------------  ------------
   Net Oil and Gas Properties                      3,553,888     2,727,158
                                                 ------------  ------------
OTHER ASSETS
 Deposits and other assets                           349,589        15,500
                                                 ------------  ------------
   Total Other Assets                                349,589        15,500
                                                 ------------  ------------
   TOTAL ASSETS                                  $ 6,265,913   $ 4,005,812
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------
CURRENT LIABILITIES
 Accounts payable                                $    78,471   $    23,094
 Accrued expenses                                      8,490           -
 Income taxes payable                                530,400           -
 Note payable, related party                          60,250       137,226
 Notes payable                                       866,700       354,700
                                                 ------------  ------------
  Total Current Liabilities                        1,544,311       515,020
                                                 ------------  ------------
  Total Liabilities                                1,544,311       515,020
                                                 ------------  ------------
STOCKHOLDERS' EQUITY
 Common stock, 200,000,000 shares authorized
  of $0.001 par value, 106,050,961 and
  104,050,961 shares issued and outstanding,
  respectively                                       106,050       104,050
 Capital in excess of par value                    6,405,129     6,115,479
 Other comprehensive income                            2,705         2,705
 Accumulated deficit                              (1,792,282)   (2,731,442)
                                                 ------------  ------------
   Total Stockholders' Equity                      4,721,602     3,490,792
                                                 ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 6,265,913   $ 4,005,812
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Operations
                                (Unaudited)

                                          For the                     For the
                                   Three Months Ended            Six Months Ended
                                         June 30,                   June 30,
                                   2005          2004          2005          2004
                               ------------  ------------  ------------  ------------
REVENUE
 Oil and gas sales                 312,239        49,766       388,460        88,829
 Property and working
  interest sales                       -             -       1,875,000           -
                               ------------  ------------  ------------  ------------
  Total Revenue                    312,239        49,766     2,263,460        88,829
                               ------------  ------------  ------------  ------------
EXPENSES
 Depreciation, depletion and
  amortization                       2,802       (11,157)        5,202         6,993
 General and administrative        254,750        16,732       486,150        33,534
 Value of warrants granted
  for marketing and legal
  costs                                -             -          91,650           -
 Lease operating costs              57,766        10,933       112,225        17,153
                               ------------  ------------  ------------  ------------
   Total Expenses                  315,318        16,508       695,227        57,680
                               ------------  ------------  ------------  ------------
NET OPERATING INCOME (LOSS)         (3,079)       33,258     1,568,233        31,149
                               ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
 Litigation settlement (Note 5)        -             -         (90,000)          -
 Gain on sale of assets              2,841           -           2,841           -
 Interest expense                   (2,208)      (12,000)      (11,514)      (24,810)
                               ------------  ------------  ------------  ------------
  Total Other Income (Expense)         633       (12,000)      (98,673)      (24,810)
                               ------------  ------------  ------------  ------------
NET INCOME (LOSS) BEFORE
INCOME TAXES                        (2,446)       21,258     1,469,560         6,339

INCOME TAXES                           -             -        (530,400)          -
                               ------------  ------------  ------------  ------------
NET INCOME (LOSS)              $    (2,446)  $    21,258   $   939,160   $     6,339
                               ============  ============  ============  ============

BASIC INCOME (LOSS) PER
COMMON SHARE                   $     (0.00)  $      0.00   $      0.01   $      0.00
                               ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     106,050,961    86,108,261   105,233,281    86,968,475
                               ============  ============  ============  ============




 The accompanying notes are an integral part of these financial statements.


<PAGE 5>
                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                        For the Six Months Ended
                                                               June 30,
                                                          2005          2004
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $  939,160    $    6,339
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation, depletion and amortization                  5,202         6,993
  Gain on sale of assets                                   (2,841)          -
  Additional expense for granting of warrants              91,650           -
Changes in operating assets and liabilities:
 Increase in accounts receivable                       (1,004,654)      (49,766)
 Increase in deposits and other assets                   (309,089)      (12,100)
 Increase in taxes payable                                530,400           -
 Increase in accounts payable and accrued expenses         63,867        18,343
                                                      ------------  ------------
Net Cash Provided by (Used in) Operating Activities       313,695       (30,191)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for oil and gas property development       (289,930)      (80,672)
 Expenditures for property and equipment                  (17,198)          -
 Proceeds from sale of interest in leases                 200,000           -
                                                      ------------  ------------
Net Cash Used in Investing Activities                    (107,128)      (80,672)
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and long-term liabilities     90,000       140,000
 Payments on notes payable and long-term liabilities     (219,976)          -
 Proceeds from issuance of common stock                       -             -
                                                      ------------  ------------
  Net Cash Provided by (Used in) Financing Activities    (129,976)      140,000
                                                      ------------  ------------
NET INCREASE IN CASH                                       76,591        29,137

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          168,539           -
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   245,130   $    29,137
                                                      ============  ============




 The accompanying notes are an integral part of these financial statements.

<PAGE 6>
                        POWDER RIVER BASIN GAS CORP
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                        For the Six Months Ended
                                                                June 30,
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





















 The accompanying notes are an integral part of these financial statements.


<PAGE 7>
                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    June 30, 2005 and December 31, 2004


NOTE 1 -BASIS OF PRESENTATION

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

            The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -DILUTED INCOME (LOSS) PER SHARE

            Following is a reconciliation of the diluted income (loss) per share for the three months and six months ended June 30, 2005 and 2004:


                                                             For the
                                                      Three Months Ended
                                                           June 30,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
       Net income (loss) available to
        common shareholders                      $    (2,446)  $     21,258
                                                 ============  ============
       Weighted average shares                    106,050,961    86,108,261
       Effect of dilutive securities                        -             -
                                                 ------------  ------------
                                                  106,050,961    86,108,261
                                                 ============  ============
       Basic income (loss) per share (based
        on weighted average
        shares)                                  $     (0.00)  $       0.00
                                                 ============  ============

       Weighted average shares issuable upon the exercise of stock warrants (4,100,000 warrants) were not included in the foregoing calculation for the three months ended June 30, 2005 because they are antidilutive.


<PAGE 8>
                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    June 30, 2005 and December 31, 2004

NOTE 2 - DILUTED INCOME (LOSS) PER SHARE

                                                            For the
                                                       Six Months Ended
                                                           June 30,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
       Net income available to
        common shareholders                      $   939,160   $     6,339
                                                 ============  ============
       Weighted average shares                   105,233,281    86,968,475
       Effect of dilutive securities               3,416,665              -
                                                 ------------  ------------
                                                 108,649,946     86,968,475
                                                 ============  ============
       Diluted income (loss) per share (based
        on weighted average shares)              $      0.01   $      0.00
                                                 ============  ============


       The diluted income per share for the six months ended June 30, 2005 includes common stock equivalents, consisting of 4,100,000 warrants, which were granted on January 31, 2005.

NOTE 3 -  OIL AND GAS PROPERTIES

       The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the six months ended June 30, 2005 and 2004 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2005 and December 31, 2004, proved oil and gas reserves had been identified on certain of the Company's oil and gas properties. During the six months ended June 30, 2005 and 2004, the Company recorded depletion of $3,200 and $6,993 on its producing properties. All other wells are incomplete as of June 30, 2005 and December 31, 2004.






<PAGE 9>

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    June 30, 2005 and December 31, 2004

NOTE 4 - SIGNIFICANT TRANSACTIONS

       During the six months ended June 30, 2005, the Company purchased a 75% working interest in a producing property for a total of $800,000. For the purchase price of $800,000, the Company paid $30,000 in cash, signed a promissory note for $570,000 payable by December 31, 2005 bearing no interest, and issued a total of 2,000,000 shares of common stock valued at $0.10 per share (or $200,000). The shares issued were valued at the market price of the common stock on the date that the agreement was entered into.

       On March 1, 2005, the Company sold 25% of the acquired working interest in the producing property as described above, to an unrelated party for a total of $2,500,000, less a commission of $425,000, resulting in a gain on the sale of $1,875,000.

       Also during the six months ended June 30, 2005, the Company granted a total of 4,100,000 warrants to purchase common stock as follows:

                                                                      Dates
                      Warrants      Exercise Price            of Expiration
                 -------------      --------------         ----------------
                     1,000,000       $       0.12         January 31, 2006
                     1,000,000       $       0.18         January 31, 2007
                     1,000,000       $       0.16         January 31, 2006
                     1,000,000       $       0.24         January 31, 2007
                       100,000       $       0.16            March 31, 2006


       The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, additional expense of $91,650 was recorded for the six months ended June 30, 2005 under the Black-Scholes option pricing model for these warrants, which was calculated based upon the following assumptions:

       Risk free interest rate                      2.89% - 3.25%
       Expected life                                 1 to 2 years
       Expected volatility                                 89.19%
       Dividend yield                                       0.00%

NOTE 5 -LITIGATION SETTLEMENT

       During the six months ended June 30, 2005, the Company entered into a settlement agreement in connection with a lawsuit against the Company's predecessor company for alleged services rendered, totaling $90,000. Terms of the settlement include payment of $5,000 per month, non-interest bearing, until paid.

                                   ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-looking Statements
___________________________________________________________________________
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

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

As of June 30, 2005, the Company has drilled and completed two CBM wells in their Zullig Lease, located just west of Clearmont, Wyoming in Sheridan County. The company expects to produce 300 Mcf per day from these wells, which will extend yields and maintain production consistency. In addition, the Company drilled eleven other wells on the lease to a minimal depth of ten percent of their total depth in order to meet certain state requirements in reducing the well spacing from eighty acres to forty acres.

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

During the six months ended June 30, 2005, the Company purchased a 75% working interest in a producing property, and then subsequently sold 25% of this acquired working interest to an unrelated party.

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

Results of Operations
_____________________
Three Months and Six Months Ended June 30, 2005 compared with 2004
__________________________________________________________________

Revenues: During the three months ended June 30, 2005, the Company reported an increase in oil and gas sales compared to the three months ended June 30, 2004 of approximately $262,000 or 527%. During the six months ended June 30, 2005, the Company reported an increase in oil and gas sales compared to the six months ended June 30, 2004 of approximately $300,000 or 337%. The Company also reported revenues related to property and working interest sales of $1,875,000 during the six months ended June 30, 2005. The Company expects to continue to sell property and working interests in its properties in the future as the properties are developed and additional properties are acquired. The Company is currently working to raise development capital to increase production and anticipates it will be successful in raising the funds necessary to complete work in progress.

Expenses: During the three months and six months ended June 30, 2005, the Company reported a substantial increase in expenses of approximately $299,000 and $637,000, respectively, compared to the three months and six months ended June 30, 2004, primarily due to the increased production and lease operating costs, additional travel, and administrative expenses. The Company also reported an expense of $91,650 for the six months ended June 30, 2005 as a result of certain common stock warrants granted during the period for marketing and legal services rendered.

Liquidity and Capital Resources
_______________________________

On June 30, 2005, the Company had $1,544,311 in current liabilities, which includes notes payable due within the next twelve months of $926,950, and taxes payable totaling $530,400. The current accounts payable include payments to auditors, accounting and legal as well as start up costs. The accrued expenses include accumulated interest on the outstanding notes owed by the Company.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on the Company's financial condition or operations in future years.

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

The Company is not subject to any legal proceedings at June 30, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None.

           ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
  None.

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

           ITEM 5 - OTHER INFORMATION
  None.

           ITEM 6 - EXHIBITS

   Exhibit 31.1 - Certification of principal executive officer and principal financial officer as adopted pursuant to Section 302 of the Sarbanes_Oxley Act Of 2002

   Exhibit 32.1 - Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes_Oxley Act of 2002



                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Powder River Basin Gas Corp.


 Date: August 15, 2005                By: /s/ Brian Fox
                                    Brian Fox, President and Chief
                                     Financial Officer