Form 10QSB
period 2005-09-30
POWDER RIVER BASIN GAS CORP
filed 2005-11-15
CIK 1125557

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

At September 30, 2005, there were outstanding 111,600,961 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [X]   No [ ]

                       PART I  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)


          TABLE OF CONTENTS
                                                                       Page
                                                                       ----

Part I    Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets
          September 30, 2005 (Unaudited) and December 31, 2004 . . . . .3

          Consolidated Statements of Operations (Unaudited)
          For the three months and nine months
          Ended September 30, 2005 and 2004. . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows (Unaudited)
          For the nine months ended September 30, 2005 and 2004. . . . .5

          Notes to the Consolidated Financial Statements . . . . . . . .7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . 12

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . 15

Part II   Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 16

Item 2.   Unregistered Sales of Equity Securities
          and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . 16

Item 3.   Defaults by the Company on its Senior Securities . . . . . . 16

Item 4.   Submission of Matter to a Vote
          Of Security Holders. . . . . . . . . . . . . . . . . . . . . 16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . 16

Item 6.   Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . 16

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 17

                        POWDER RIVER BASIN GAS CORP
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------
                                               September 30,   December 31,
                                                    2005           2004
                                               -------------  -------------
                                                 (Unaudited)
CURRENT ASSETS
 Cash                                           $   436,504    $   168,539
 Accounts receivable                              2,282,798      1,081,719
 Prepaid expenses                                    21,706            -
                                               -------------  -------------
   Total Current Assets                           2,741,008      1,250,258

PROPERTY AND EQUIPMENT (Net)                         29,327         12,896
                                               -------------  -------------
OIL AND GAS PROPERTIES USING
 FULL COST ACCOUNTING

 Properties not subject to amortization           2,304,815      1,669,114
 Properties being amortized                       1,063,674      1,063,674
 Accumulated amortization                           (10,430)        (5,630)
                                               -------------  -------------
   Net Oil and Gas Properties                     3,358,059      2,727,158

OTHER ASSETS
 Deposits and other assets                          465,090         15,500
                                               -------------  -------------
   Total Other Assets                               465,090         15,500
                                               -------------  -------------
   TOTAL ASSETS                                $  6,593,484   $  4,005,812
                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------

CURRENT LIABILITIES
 Accounts payable                              $     19,458   $     23,094
 Accrued expenses                                    10,990            -
 Income taxes payable                               530,400            -
 Note payable, related party                         60,250        137,226
 Notes payable                                      753,700        354,700
                                               -------------  -------------
   Total Current Liabilities                      1,374,798        515,020
                                               -------------  -------------
   Total Liabilities                              1,374,798        515,020
                                               -------------  -------------
STOCKHOLDERS' EQUITY
 Common stock, 200,000,000 shares authorized
  of $0.001 par value, 111,600,961 and
  104,050,961 shares issued and outstanding,
  respectively                                      111,601        104,050
 Capital in excess of par value                   7,542,461      6,115,479
 Subscription receivable                            (50,000)           -
 Other comprehensive income                           2,705          2,705
 Accumulated deficit                             (2,388,081)    (2,731,442)
                                               -------------  -------------
   Total Stockholders' Equity                     5,218,686      3,490,792
                                               -------------  -------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                        $  6,593,484   $  4,005,812
                                               =============  =============




 The accompanying notes are an integral part of these financial statements.

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Operations
                                (Unaudited)

                                        For the                    For the
                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                               --------------------------  --------------------------
                                   2005          2004          2005          2004
                               ------------  ------------  ------------  ------------
REVENUE

 Oil and gas sales                 130,955        66,000       519,415       154,829
 Property and working
  interest sales                   706,083       605,978     2,581,083       605,978
                               ------------  ------------  ------------  ------------
   Total Revenue                   837,038       671,978     3,100,498       760,807
                               ------------  ------------  ------------  ------------
EXPENSES

 Depreciation, depletion and
  amortization                       3,206         3,800         8,408        10,793
 General and administrative        309,004       227,229       795,154       260,763
 Value of warrants granted
  for marketing, legal and
  consulting costs                 376,132           -         467,782           -
 Stock compensation                656,750           -         656,750           -
 Lease operating costs              85,244        36,172       197,469        53,325
                               ------------  ------------  ------------  ------------
   Total Expenses                1,430,337       267,201     2,125,564       324,881
                               ------------  ------------  ------------  ------------
NET OPERATING INCOME (LOSS)       (593,299)      404,777       974,934       435,926

OTHER INCOME (EXPENSE)

 Litigation settlement (Note 5)        -             -         (90,000)          -
 Gain on sale of assets                -             -           2,841           -
 Interest expense                   (2,500)      (34,636)      (14,014)      (59,446)
                               ------------  ------------  ------------  ------------
   Total Other Income (Expense)     (2,500)      (34,636)     (101,173)      (59,446)
                               ------------  ------------  ------------  ------------
NET INCOME (LOSS) BEFORE
INCOME TAXES                      (595,799)      370,141       873,761       376,480

INCOME TAXES                           -             -        (530,400)          -
                               ------------  ------------  ------------  ------------
NET INCOME (LOSS)              $  (595,799)  $   370,141   $   343,361   $   376,480
                               ============  ============  ============  ============
BASIC INCOME (LOSS) PER
COMMON SHARE                   $     (0.01)  $      0.00   $      0.00   $      0.00
                               ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     109,670,526    93,941,939   106,728,617    89,292,963
                               ============  ============  ============  ============



 The accompanying notes are an integral part of these financial statements.

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                           For the Nine Months Ended
                                                                September 30,
                                                         ---------------------------
                                                              2005          2004
                                                         ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $    343,361  $    376,480
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation, depletion and amortization                   8,408        10,793
     Gain on sale of assets                                    (2,841)          -
     Additional expense for granting of warrants              467,782           -
     Common stock issued for services rendered                656,750        55,000
  Changes in operating assets and liabilities:
   Increase in accounts receivable                         (1,201,079)     (673,742)
   Increase in deposits and other assets                     (446,295)      (60,100)
   Increase in taxes payable                                  530,400           -
   Increase in accounts payable and accrued expenses            7,354        41,143
                                                         ------------- -------------
   Net Cash Provided by (Used in) Operating Activities        363,840      (250,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas property development          (349,618)      (40,670)
  Expenditures for property and equipment                     (17,198)          -
  Proceeds from sale of interest in leases                    453,917       137,057
                                                         ------------- -------------
   Net Cash Provided by (Used in) Investing Activities         87,101       (40,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term liabilities        90,000        76,617
  Payments on notes payable and long-term liabilities        (332,976)      (41,000)
  Proceeds from issuance of common stock                       60,000       280,000
                                                         ------------- -------------
   Net Cash Provided by (Used in) Financing Activities       (182,976)      315,617
                                                         ------------- -------------
NET INCREASE IN CASH                                          267,965        24,521

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              168,539           -
                                                         ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    436,504  $     24,521
                                                         ============= =============



 The accompanying notes are an integral part of these financial statements.

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                          For the Nine Months Ended
                                                                 September 30,
                                                         ---------------------------
                                                              2005         2004
                                                         ------------- -------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                               $      5,252  $     15,000
  Income taxes                                           $        -    $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for acquired oil and gas properties$    200,000  $        -
  Oil and gas properties acquired through the issuance of
   debt                                                  $    565,000  $        -
  Common stock issued for retirement of payables         $        -    $     70,003












 The accompanying notes are an integral part of these financial statements

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                  September 30, 2005 and December 31, 2004


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

     The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  DILUTED INCOME (LOSS) PER SHARE

     Following is a reconciliation of the diluted income (loss) per share for the three months and nine months ended September 30, 2005 and 2004:

                                                          For the
                                                     Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
     Net income (loss) available to
      common shareholders                        $  (595,799)  $   370,141
                                                 ============  ============
     Weighted average shares                     109,670,526    93,941,939
      Effect of dilutive securities                         -             -
                                                 ------------  ------------
                                                 109,670,526    93,941,939
                                                 ============  ============
     Basic income (loss) per share (based
      on weighted average shares)                $     (0.01)  $      0.00
                                                 ============  ============

     Weighted average shares issuable upon the exercise of stock warrants (12,700,000 warrants) were not included in the foregoing calculation for the three months ended September 30, 2005 because they are antidilutive.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                  September 30, 2005 and December 31, 2004

NOTE 2 -  DILUTED INCOME (LOSS) PER SHARE

                                                          For the
                                                     Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
     Net income available to
      common shareholders                        $   343,361   $   376,480
                                                 ============  ============
     Weighted average shares                     106,728,617    89,292,963
      Effect of dilutive securities                8,255,311             -
                                                 ------------  ------------
                                                 114,983,928    89,292,963
                                                 ============  ============
     Diluted income (loss) per share (based
      on weighted average shares)                $      0.00   $      0.00
                                                 ============  ============

     The diluted income per share for the nine months ended September 30, 2005 includes common stock equivalents, consisting of 12,700,000 warrants.

NOTE 3 -  OIL AND GAS PROPERTIES

     The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the nine months ended September 30, 2005 and 2004 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of September 30, 2005 and December 31, 2004, proved oil and gas reserves had been identified on certain of the Company's oil and gas properties. During the nine months ended September 30, 2005 and 2004, the Company recorded depletion of $4,800 and $10,793 on its producing properties. All other wells are incomplete as of September 30, 2005 and December 31, 2004.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                  September 30, 2005 and December 31, 2004

NOTE 4 -  SIGNIFICANT TRANSACTIONS

     During the nine months ended September 30, 2005, the Company purchased a 75% working interest in a producing property for a total of $800,000. For the purchase price of $800,000, the Company paid $30,000 in cash, signed a promissory note for $570,000 payable by December 31, 2005 bearing no interest, and issued a total of 2,000,000 shares of common stock valued at $0.10 per share (or $200,000). The shares issued were valued at the market price of the common stock on the date that the agreement was entered into.

     On March 1, 2005, the Company sold 25% of the acquired working interest in the producing property as described above, to an unrelated party for a total of $2,500,000, less a commission of $425,000, resulting in a gain on the sale of $1,875,000.

     On August 22, 2005, the Company sold a working interest in a separate producing property to an unrelated party for a total of $1,200,000, less a commission of $240,000, resulting in a gain on the sale of $946,083.

     Also during the nine months ended September 30, 2005, the Company granted a total of 9,200,000 warrants to purchase common stock as follows:

                                                        Dates
       Warrants         Exercise Price              of Expiration
    ---------------     ---------------          --------------------
          1,000,000     $          0.12              January 31, 2006
          1,000,000     $          0.18              January 31, 2007
          1,000,000     $          0.16              January 31, 2006
          1,000,000     $          0.24              January 31, 2007
            100,000     $          0.16                March 31, 2006
          4,000,000     $         0.185             December 31, 2007
                                                     (see note below)
            500,000     $          0.21             December 31, 2007
            100,000     $         0.185             December 31, 2006
            100,000     $          0.30             December 31, 2007
            200,000     $          0.20               August 31, 2006
            200,000     $          0.30               August 31, 2007

     The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, additional expense of $467,782 was recorded for the nine months ended September 30, 2005 under the Black-Scholes option pricing model for these warrants, which was calculated based upon the following assumptions:


         Risk free interest rate            2.89% - 3.25%
         Expected life                      1 to 2.42 years
         Expected volatility                126.40%
         Dividend yield                     0.00%


                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                  September 30, 2005 and December 31, 2004

NOTE 4 -  SIGNIFICANT TRANSACTIONS (Continued)

     NOTE: A total of 2,000,000 of these options were granted to an employee of the Company, were issued at the market price of the Company's common stock on the date of issue and are accounted for under APB 25, "Accounting for Stock Issued to Employees". As such, no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on fair market value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," our net income (loss) and income (loss) per share would have changed, as noted with the pro forma amounts indicated below:

                                                          For the
                                                    Three Months Ended
                                                       September 30,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
     Net income (loss) as reported               $  (595,799)  $    370,141
     Pro forma$                                     (849,535)  $    370,141

     Basis income (loss) per share
     As reported                                 $     (0.01)  $       0.00
     Pro forma                                   $     (0.01)  $       0.00

     On July 31, 2005, the Company issued 1,000,000 shares of common stock through the exercise of common stock warrants at $0.06 per share for total cash proceeds of $60,000. In addition, on August 1, 2005, the Company issued an additional 1,000,000 shares of common stock through the exercise of common stock warrants at $0.05 per share for a subscription receivable totaling $50,000.

     On August 1, 2005, the Company issued a total of 3,550,000 shares of common stock at $0.185 per share to various employees and consultants for services rendered totaling $656,750. The shares were valued based upon the market price of the shares on the date of issuance.

NOTE 5 -  LITIGATION SETTLEMENT

     During the nine months ended September 30, 2005, the Company entered into a settlement agreement in connection with a lawsuit against the Company's predecessor company for alleged services rendered, totaling $90,000. Terms of the settlement include payment of $5,000 per month, non-interest bearing, until paid.

NOTE 6 -  SUBSEQUENT EVENT   RELATED PARTY TRANSACTION

     Subsequent to September 30, 2005, the Company acquired 100% of the outstanding common stock of Renco Energy, Inc. ("Renco"), a wholly-owned subsidiary of Renco Resources, Inc., a company in which the Company's President has an approximate 15% interest in, by issuing 7,800,000 shares of the Company's outstanding common stock. During July 2004, the Company had entered into a Purchase and Sale Agreement to purchase Renco, subject to an independent valuation of Renco's assets. This independent valuation was not completed until recently.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                  September 30, 2005 and December 31, 2004

NOTE 6 -  SUBSEQUENT EVENT   RELATED PARTY TRANSACTION (Continued)

     The Company expects to finalize the transaction on or about November 15, 2005. Condensed unaudited financial information for Renco as of September 30, 2005 is as follows:

     Current assets                                  $     91,231
     Property, equipment and oil and
         gas properties                                   507,998
                                                     ------------
     Total Assets                                    $    599,229
                                                     ============

     Current liabilities                             $    708,337

     Stockholders' equity                               (109,108)
                                                     ------------
     Total Liabilities and Stockholders' Equity      $    599,229
                                                     ============

     Production revenue                              $    134,876

     Total expenses                                     (107,316)
                                                     ------------
     Net Income                                      $     27,560
                                                     ============

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Plan of Operation
-----------------
The Company is an oil and gas exploration company that is engaged in the evaluation and development of coalbed methane (CBM) reserves as well as shallow oil reserves within the Powder River Basin in the State of Wyoming.

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

As of September 30, 2005, the Company has drilled and completed two CBM wells in their Zullig Lease, located just west of Clearmont, Wyoming in Sheridan County. The company expects to produce 300 Mcf per day from these wells, which will extend yields and maintain production consistency. In addition, the Company drilled eleven other wells on the lease to a minimal depth of ten percent of their total depth in order to meet certain state requirements in reducing the well spacing from eighty acres to forty acres.

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

During the nine months ended September 30, 2005, the Company purchased a 75% working interest in a producing property, and then subsequently sold 25% of this acquired working interest to an unrelated party.

A 25% working interest in a separate property was also sold during August 2005 to an unrelated party.

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

Results of Operations
---------------------
Three Months and Nine Months Ended September 30, 2005 compared with 2004
------------------------------------------------------------------------

Revenues: During the three months ended September 30, 2005, the Company reported an increase in oil and gas sales compared to the three months ended September 30, 2004 of approximately $65,000 or 98%. During the nine months ended September 30, 2005, the Company reported an increase in oil and gas sales compared to the nine months ended September 30, 2004 of approximately $365,000 or 235%. The Company also reported revenues related to property and working interest sales of $2,581,083 during the nine months ended September 30, 2005. The Company expects to continue to sell property and working interests in its properties in the future as the properties are developed and additional properties are acquired. The Company is currently working to raise development capital to increase production and anticipates it will be successful in raising the funds necessary to complete work in progress.

Expenses: During the three months and nine months ended September 30, 2005, the Company reported a substantial increase in expenses of approximately $1,163,000 and $1,800,000, respectively, compared to the three months and nine months ended September 30, 2004, primarily due to the increased production and lease operating costs, additional travel, and administrative expenses. The Company also reported expenses of $467,782 and $656,750 for the nine months ended September 30, 2005 as a result of certain common stock warrants granted and common shares issued during the period for payroll, marketing, managerial and legal services rendered.

Liquidity and Capital Resources
-------------------------------

On September 30, 2005, the Company had $1,374,798 in current liabilities, which includes notes payable due within the next twelve months of $813,950, and taxes payable totaling $530,400. The current accounts payable include payments to auditors, accounting and legal as well as start up costs. The accrued expenses include accumulated interest on the outstanding notes owed by the Company.

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

Impact of Inflation
-------------------
At this time, we do not anticipate that inflation will have a material impact on our current or future operations.

Critical Accounting Policies and Estimates
------------------------------------------
Except with regard to the estimated future cash flows of the capitalized oil and gas properties, the Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply or that if changed are likely to materially affect future periods. Management reviews the carrying value of the capitalized oil and gas properties annually for evidence of impairment and considers, based on its current marketing activities, plans and expectations, and the perceived effects of competitive factors, whether any write-downs should be taken or whether the estimated reserves should be changed.

Recent Accounting Pronouncements
--------------------------------

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

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153.

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

The Company is not subject to any legal proceedings at September 30, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2005, the Company issued 1,000,000 shares of common stock through the exercise of common stock warrants at $0.06 per share for total cash proceeds of $60,000. In addition, on August 1, 2005, the Company issued an additional 1,000,000 shares of common stock through the exercise of common stock warrants at $0.05 per share for a subscription receivable totaling $50,000.

On August 1, 2005, the Company issued a total of 3,550,000 shares of common stock at $0.185 per share to various employees and consultants for services rendered totaling $656,750. The shares were valued based upon the market price of the shares on the date of issuance.

The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.


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



                                   Powder River Basin Gas Corp.

Date: November 14, 2005            By: /s/ Brian Fox
                                   ---------------------------------------
                                           Brian Fox, President and Chief
                                           Financial Officer