Form 10KSB
period 2005-12-31
POWDER RIVER BASIN GAS CORP
filed 2006-04-18
CIK 1125557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 2005
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

                         202, 1212 - 31st Avenue NE
                          Calgary, Alberta T2E 758
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

State issuer's revenues for the most recent fiscal year:   2005  $4,643,965

     The current number of shares outstanding of Powder River Basin Gas common stock is 115,314,807 as of December 31, 2005.

     Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (check one): [  ] Yes
[X] No





                             Table of Contents

                                   Part I                              Page
Item 1  Description of Business. . . . . . . . . . . . . . . . . . . . . .3
Item 2  Description of Properties. . . . . . . . . . . . . . . . . . . . .5
Item 3  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .7
Item 4  Submission of Matters to a Vote of Security Holders. . . . . . . .7

                                  Part II

Item 5  Market for Common Equity and Related Stockholder Matters
        and Small Business Issuer Purchases of Equity Securities . . . . .7
Item 6  Management's Discussion and Analysis or Plan of Operation. . . . .8
Item 7  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 10
Item 8  Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure . . . . . . . . . . . . . . . . . . . . 37
Item 8A Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 37
Item 8B Other Information. . . . . . . . . . . . . . . . . . . . . . . . 37


                                  Part III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act. . . . . . . . 37
Item 10 Executive Compensation . . . . . . . . . . . . . . . . . . . . . 38
Item 11 Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters . . . . . . . . . . . 38
Item 12 Certain Relationships and Related Transactions . . . . . . . . . 39
Item 13 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39
Item 14 Principal Accountant Fees and Services . . . . . . . . . . . . . 39

        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 40



                                   Part I

ITEM 1.   DESCRIPTION OF BUSINESS

     (a)  BUSINESS DEVELOPMENT

     1.   Organization.
          -------------
          Powder River Basis Gas Corp. ("Company") was incorporated as Celebrity Sports Network, Inc. in Colorado on August 29, 1999. On September 5, 2001, Celebrity Sports acquired Powder River Basin Gas Corporation, and on June 13, 2001, Celebrity Sports changed its name to
Powder River Basin Gas Corp.   Until December, 2003, the Company was
essentially dormant.

     2.   No Bankruptcy or Other Proceedings or Events.
          ---------------------------------------------
          The Company has not experienced any bankruptcy, receivership proceedings or any material reclassification, merger, consolidation or purchase and sale of assets not in the ordinary course of business.

     3.   Change of Control.
          ------------------
          On December 18, 2003, a group of investors lead by Brian Fox acquired control of the Company by way of the acquisition of a majority of the issued and outstanding shares of the Company. Brian Fox became the sole Director, President and Chief Executive Officer as a result of that transaction.

(b)  BUSINESS OF ISSUER

     General.
     --------
     The Company is in the business of acquiring the working interest in leases of oil and gas leases with the intent of reselling a portion of the working interests acquired. The Company reviews and evaluates the geological and other technical data applicable lease in order to determine the likely viability and possible profitability of commencing and completing multiple well drilling programs on the properties covered by the leases. If determined to be viable, the Company also engages third party contractors to explore for, drill, re-work and further develop the properties in order to maximize economically justified oil and gas production from those leases in a cost effective manner.

     1.   Principal Products and Services.
          --------------------------------
          The principal products of the Company are working interests in its oil and gas leases and the oil and gas production from those leases. Each sale of working interests is made based upon the evaluation of that property. At December 31, 2005, the Company had a long term arrangement for the sale of working interests in properties which it acquired. The Company has sold most of its working interests to an investor in the Far East. The revenues received from the sale of a portion of the working interests is used by the Company to develop the properties and for working capital expenses. During the year ended December 31, 2005, the Company received gross revenues of $4,021,083 from the sale of working interests in oil and gas leases. There exist an active market for working interests in oil and gas properties, and the Company does not believe that it will have difficulty in selling working interests in existing or future properties acquired.

     2.   Distribution of Products and Services.
          --------------------------------------
          The oil and gas produced production is sold at the wellhead or transported to the nearest market on a spot basis. The Company has no refining, treatment or processing facilities at any of its properties. The Company has no long term contracts for the sale of its oil and gas production. The revenues received from the sale of oil and gas production are added to working capital. Gathering and transportation facilities owned by others are generally available in near proximity to the oil and gas production of the Company. During the year ended December 31, 2005, the Company received gross revenues of $622,882 from the sale of its oil and gas production at an average price of $56.64 per barrel of oil and $7.51 per mcf. Management of the Company expects oil and gas prices to remain above historic levels in the near future.

     3.   No New Products or Services.
          ----------------------------
          The Company has not announced any new products or services during 2005. However, the Company has engaged in the acquisition of working interests in various oil and gas properties during 2005.

     During 2005, the Company acquired the Monroe project containing 300 acres (more or less). The Company is working to activate the wells on this project.

     During 2005 the Company acquired the Kirby lease in Polk County, TX containing one producer and one injection well. These wells were re-completed and put in production in 2005.

     During 2005 the Company acquired a 75% working interest in Lincoln County, Oklahoma containing 960 acres more or less. The Company plans to rework the wells on this project.

     During 2005 the Company purchased a 75% working interest in the Weesatche project in Goliad County, Texas. This is a drilling project which the Company plans to drill in 2006 and contains 2300 acres (more or less).

     During 2005 the Company purchased a project in the San Juan Basin in New Mexico. This is a re-work program as well as an offset drilling program which is planned to commence in 2006.

     4.   Competition.
          ------------
          The acquisition of working interests in oil and gas properties is highly competitive. The market consists of many purchaser with substantially greater financial, technical and business assets than available to the Company. Likewise, the sale of oil and gas production is competitive.

     5.   Sources of Raw Materials.
          -------------------------
          The demand for oil and gas drilling equipment and crews has intensified as the market for oil and gas production and related prices has increased. The Company has not experienced significant delays in procuring the necessary equipment or crews when needed, though such delays may be anticipated in the future.

     6.   Dependence Upon Major Customers.
          --------------------------------
          In the sale of working interests in oil and gas leases, the Company is not dependent upon any major customers, though all of its sales during 2005 were to a single entity. The Company believes that there are a large number of persons and entities interested in purchasing working interests in oil and gas properties, so that the Company is not dependent
upon a single buyer.    In the sale of its oil and gas production, the
Company is dependent upon gathering and transportation facilities owned by others in the near proximity of the wells the Company drills in order to market its production from such wells.

     7.   Patents and Other Intellectual Property Rights.
          -----------------------------------------------
          The Company has no patents, trademarks, franchises, concessions, royalty arrangements other than those associated with its working interests in oil and gas properties described in Item 2 below.

     8.   Government Regulation.
          ----------------------
          Drilling for oil and gas is regulated by state agencies in which the properties are located. Permits and bonds are required to commence such operations. The Company is headquartered in Calgary, Alberta, Canada, and most of its oil and gas operations are located in the United States. Further, the Company has sold working interests in its oil and gas properties to persons and entities who are not citizens of Canada or of the United States. Despite the international nature of its business, the Company has not experienced any material delays or costs in meeting applicable regulatory requirements or in obtaining all requisite authorizations in order to drill and re-complete its wells.

     9.   Future Government Regulation.
          -----------------------------
          The exploration, production and sale of oil and gas are subject to various government regulations and requirements and future governmental regulation is possible. The Company is not aware of any pending governmental proposals that will have a material effect upon its operations.

     10.  Research and Development.
          -------------------------
          The Company has no ongoing research and development program, but the Company spent approximately $150,000 evaluating and attempting to acquire working interests in leases on oil and gas prospects during 2005.

     11.  Environmental Compliance.
          -------------------------
          The Company estimates that it spent approximately $15,000 during 2005 on compliance with environmental laws, rules and regulations related to its operations.

     12.  Employees.
          ----------
          At December 31, 2005, the Company had a total of 6 full time and 2 part time employees. Much of the work done for the benefit of the Company is done by independent contractors and third party advisors on an as needed contract basis.

Item 2.   Description of Property
---------------------------------

     (a)  Principal Properties.
          ---------------------
          At December 31, 2005, the Company leased its offices in Calgary and in Tulsa, Oklahoma. These offices were adequate for the needs of the Company.

     At December 31, 2005, the Company held 80 to 100% working interest in the following shall lease properties in Wyoming, all of which were purchased prior to 2003, for future development:


Lease               WY County           Net Acres      Gross Acres
-----               ---------           ---------      -----------
Cranston            Crook                  1,934            1,934
Franklin            Crook                    620            1,944
Griffith (1)        Crook                    320              640
Griffith (2)        Crook                    160              320
Griffith (3)        Crook                    440              600
Kanode              Crook                    920            1,000
Olds (D Road)       Crook                    200              640
Olds (Keyhole)      Crook                    120              480
Karmon              Johnston                 320              320
Noteboom            Johnston                 800              800
Legerski            Sheridan                 340              360
Robb                Sheridan               1,486            2,520
Zullig              Sheridan                 256              320
                                        ---------      -----------
                                           7,916           11,878
                                        ---------      -----------

     The 2 wells were completed on the Zullig Lease in 2002 and tested again in 2004. Management of the Company has decided to seek to farm out further development on these wells. As of December 31, 2005, the Company had no material or significant production from any of these properties in WY.

     At December 31, 2005, the Company owned working interests in producing oil and gas leases:

                                                         Percent of
                                                         Working Interest
Lease               Where                    Net Acres   Owned by the Co.
-----               -----                    ---------   ----------------
Leonard Heirs       Acadia Parish, LA             960                75%
Osage Project       Osage County, OK              960                25%
Springhill A        Webster Parish, LA            154                75%
Springhill B        Bossier Parish, LA            440                75%
Converse            Converse County, WY         1,815               100%
Monroe Project      Franklin  Parish , TX         300               100%
Kirby Lease         Polk County, TX                40               100%
Sparks Project      Lincoln County, OK            960                75%
Weesatche           Goliad County, TX           2,300                75%
San Juan            San Juan, New Mexico        3,560                75%


     (b)  Investment Policies.
          --------------------
          The Company does not invest in real estate, real estate mortgages, securities of persons which invest in real estate, except that the Company is engaged in the business of buying and selling working interests in oil and gas leases.


Item 3.   Legal Proceedings
---------------------------

     Before current Management purchased control of the Company in December, 2003, a default judgment was taken against the Company in the case styled JOHN SKINNER V. POWDER RIVER BASIN GAS CORP., Case No. 03-D-540
(MJW) in the US District Court for the District of Colorado for $111,500. The judgment was for services provided to the Company prior to 2003. New management did not learn of the matter until after it acquired control of the Company. On June 29, 2004, the Company settled this judgment by delivering the plaintiff a promissory note for $115,000 payable in monthly installments of $3,000 through December, 2006. The Note is secured by the Companies interest in the Zullig Oil and Gas Lease in Sheridan County, WY.

     Before current Management purchased control of the Company in November, 2002, a default judgment was taken against the Company in the case styled Enercom, Inc. v. Powder River Basis Gas Corp., Case No. 02-CV 6801 in the District Court of Denver County, Colorado for approximately
$90,000 including post-judgment interest.   The judgment was for services
allegedly provided to the Company before 2003. New management did not learn of the matter until after it acquired control of the Company. On December 14, 2004, the Company settled this judgment by delivering the plaintiff a promissory note for $90,000 payable in monthly installments of $5,000 through July, 2007.

     Various other claims have been made against the Company for allegations arising prior to January 1, 2004, as well as other claims, which, when resolved, will not have a material adverse effect upon the Company in the judgment of management of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     None




                                  Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
-------------------------------------------------------------------------

     (a) MARKET INFORMATION. The Company's common stock is actively traded on the US Over the Counter Market Bulletin Board under symbol "PRVB". The following is the range of bid and asked prices on the OTC during the following periods:

               Quarter Ended            High           Low
               -------------            ------         ------
               March 31, 2004           $0.05          $0.05
               June 30, 2004             0.05           0.04
               September 30, 2004        0.07           0.07
               December 31, 2004         0.08           0.08

               March 31, 2005           $0.40          $0.33
               June 30, 2005             0.23           0.21
               September 30, 2005        0.25           0.22
               December 31, 2005         0.24           0.23

     Quotations on the OTC Bulletin Board reflect bid and asked quotations, may reflect inter-dealer prices, without retail markups, mark-downs or commissions, and may not represent actual transactions.

     HOLDERS. As of December 31, 2005, the Company estimates that there are more than 400 persons and entities which own beneficial interests in the Company's common stock. Because many shareholders hold their shares in the Company's common stock in the name of their broker-dealers or in other nominee or street names, it is not possible for the Company to be know exactly how many persons own shares of its common stock.

     DIVIDENDS. The Company has not paid any dividends on its common stock and it does not intend to do so in the future. There are no restrictions on the Company's ability to pay dividends in the future.

     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. At December 31, 2005, the Company had not adopted any equity compensation plans.

     (b)  Not applicable

     (c)  Not applicable

Item 6.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

     General.
     --------
     Until late December 2003, the Company was essentially dormant, holding its oil and gas properties for future development and experiencing significant operating losses. In late December, 2003, the current management of the Company acquired control of the Company by purchasing a controlling block of the issued and outstanding stock of the Company. The Company's current operations consist of acquiring and operating oil and gas properties and exploration and development of oil and gas properties. The Company does not refine or process any of the oil and gas produced from its properties. The Company sells the oil and gas produced from its properties under short-term contracts at market prices, generally at FOB field prices. The Company generally finances the purchase of new oil and gas properties by selling a portion of the working interest the Company acquires.

     Liquidity:
     ----------
     The price of oil at December 31, 2005 was $49.56 per barrel as compared to $32.07 per barrel at December 31, 2004. The price of natural gas at December 31, 2005 was 10.02 per mcf as compared with $6.04 per mcf at December 31, 2004. The Company expects that world demand for oil and gas and the current world political situation, particularly in the major oil and gas producing countries in the Middle East to be uncertain, thereby maintaining upward pressures on the price of oil and gas in the near future.

     Capital Resources:
     ------------------
     The Company's need for new capital is directly related to the acquisition of new oil and gas properties and to associated drilling and operating expenses. The Company expects to be able to finance new and existing drilling activities out of cash flow. The Company expects to identify and acquire oil and gas properties for future development where the cost of acquiring a working interest in identified reserves that can be exploited for cost-efficient future production and can be financed by selling a portion of the working interest to be acquired.

     Plan of Operations.
     -------------------
     The Company plans to continue to identify, evaluate, acquire working interests in oil and gas leases; sell a portion of the working interests so acquired; and to explore for, develop and market production from those operations.

Results of Operations:
----------------------

2004 to 2005
------------

     Total Revenues
     --------------
     Total Revenues during 2005 were $4,643,965 as compared to $2,184,880 in 2004.

     Total Expenses
     --------------
     Total Expenses increased to $3,033,599 in 2005 from $1,089,298 in 2004. This increase is directly attributable to the increase in business activity over 2004.

     Income before Taxes and non cash expenses
     -----------------------------------------
     Income before Taxes and non cash expenses of $1,510,690 as compared with $1,048,575 is directly attributable to the effort of management aggressively seeking to acquire, develop and operate additional oil and gas properties and to be able to finance the projects through its strategic marketing program pertaining to working interest sales.

     Cash
     ----
     Cash on hand at December 31, 2005 was $382,861 as compared to $168,539 at December 31, 2004. The increase in Cash on hand occurred by reason of oil and gas operations of the Company during 2005.

     Accounts Receivable
     -------------------
     Accounts Receivable at December 31, 2005 was $2,521,853 as compared to
$1,081,719 at December 31, 2004.   The increase in Accounts Receivable
occurred by reason of oil and gas operations of the Company during 2005.

     Property and Equipment
     ----------------------
     Property and Equipment of the Company at December 31, 2005 was $26,721 as compared to $12,896 at December 31, 2004. The increase in Property and Equipment occurred by reason of oil and gas operations of the Company during 2005.

     Oil and Gas Properties
     ----------------------
     Oil and Gas Properties of the Company at December 31, 2005 was $4,877,734 as compared to $2,727,158 at December 31, 2004. The increase in Oil and Gas Properties of $2,150,576 occurred by reason of the acquisition of additional oil and gas properties of the Company during 2005.

     Total Assets
     ------------
     Total Assets of the Company at December 31, 2005 was $7,824,669 as compared to $4,005,812 at December 31, 2004. The increase in Total Assets of $3,818,857 occurred by reason of the acquisition of additional oil and gas properties by the Company during 2005 and the conduct of oil and gas operations during 2005.

     Total Current Liabilities
     -------------------------
     Total Current Liabilities were $1,538,696 at December 31, 2005 as compared to $515,020 at December 31, 2004. The increase of $1,023,676 in current liabilities is attributable to the increase in income taxes payable and notes payable incurred during 2005.

     Shareholders Equity
     -------------------
     Shareholders Equity was $5,545,973 at December 31, 2005 as compared to $3,490,792 at December 31, 2004. The increase of $2,055,181 is largely due to increased acquisition of oil and gas properties, the sale of oil and gas produced for operating those properties and the sale of working interests in properties of the Company.

     General and Administrative Expenses
     -----------------------------------
     General and Administrative Expenses increase to $1,181,374 in 2005 as compared to $513,854 in 2004. The increase in these expenses occurred primarily because of increased business activity, the addition of staff associated with a higher level of operations and increased accounting, legal, travel and other general administrative expenses.

Item 7.   Financial Statement
-----------------------------

     The Consolidated Financial Statements of the Company for the year ended December 31, 2005 are included in this Report.














                                     10






                        POWDER RIVER BASIN GAS CORP.

                     CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2005 and 2004










                                     10










                              C O N T E N T S



Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations. . . . . . . . . . . . . . . . .  F-6

Consolidated Statements of Comprehensive Income. . . . . . . . . . . . .F-7

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . .F-8

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . F-10

Notes to the Consolidated Financial statements . . . . . . . . . . . . F-12











/Letterhead/

                        INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors
Powder River Basin Gas Corp.
Calgary, Alberta, Canada

We have audited the accompanying consolidated balance sheets of Powder River Basin Gas Corp. as of December 31, 2005 and the related consolidated statement of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powder River Basin Gas Corp. as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.




Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
February 20, 2006







                        POWDER RIVER BASIN GAS CORP
                         Consolidated Balance Sheet

                                   ASSETS
                                   ------
                                                               December 31,
                                                                   2005
                                                               ------------
CURRENT ASSETS
 Cash                                                          $   382,861
 Accounts receivable (Notes 1 and 4)                             2,521,853
                                                               ------------
Total Current Assets                                             2,904,714
                                                               ------------
PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                        26,721
                                                               ------------
OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING (Note 1)

 Properties not subject to amortization                          3,535,724
 Properties being amortized                                      1,367,251
 Accumulated amortization                                          (25,241)
                                                               ------------
   Net Oil and Gas Properties                                    4,877,734
                                                               ------------
OTHER ASSETS
 Deposits and other assets                                          15,500
                                                               ------------
   Total Other Assets                                               15,500
                                                               ------------
   TOTAL ASSETS                                                $ 7,824,669
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES

 Accounts payable                                              $    51,739
 Income taxes payable (Note 1)                                     811,355
 Note payable, related party (Notes 3 and 4)                        46,902
 Notes payable (Note 3)                                          1,368,700
                                                               ------------
   Total Current Liabilities                                     2,278,696
                                                               ------------
   Total Liabilities                                             2,278,696
                                                               ------------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

 Common stock, 200,000,000 shares authorized of $0.001
  par value, 115,314,807 shares issued
  and outstanding, respectively                                    115,314
 Capital in excess of par value                                  7,678,394
 Subscriptions receivable (Note 6)                                (259,333)
 Other comprehensive income (Note 10)                                2,705
 Accumulated deficit                                            (1,991,107)
                                                               ------------
   Total Stockholders' Equity                                  $ 5,545,973
                                                               ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 7,824,669
                                                               ============







 The accompanying notes are an integral part of these financial statements
                                    F-4

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Operations

                                                          For the
                                                        Years Ended
                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------
REVENUE
 Oil and gas sales                               $   622,882   $   248,328
 Property and working interest sales               4,021,083     1,936,552
                                                 ------------  ------------
   Total Revenue                                   4,643,965     2,184,880

EXPENSES
 Depreciation, depletion and amortization             22,985         5,773
 Bad debt expense                                     54,046           -
 General and administrative                        1,181,374       513,854
 Commission on working interest sales                482,500       472,646
 Value of warrants granted for marketing,
  legal and consulting costs                         467,782           -
 Stock compensation                                  566,250           -
 Lease operating costs                               258,662        97,025
                                                 ------------  ------------
   Total Expenses                                  3,033,599     1,089,298
                                                 ------------  ------------
NET OPERATING INCOME                               1,610,366     1,095,582
                                                 ------------  ------------
OTHER INCOME (EXPENSE)
 Litigation settlement (Note 9)                      (90,000)          -
 Interest expense                                     (9,676)      (47,007)
                                                 ------------  ------------
   Total Other Income (Expense)                      (99,676)      (47,007)
                                                 ------------  ------------
NET INCOME BEFORE INCOME TAXES                     1,510,690     1,048,575

INCOME TAXES (Note 1)                               (811,355)          -
                                                 ------------  ------------
NET INCOME                                       $   699,335   $ 1,048,575
                                                 ============  ============
BASIC INCOME PER COMMON SHARE                    $      0.01   $      0.01
                                                 ============  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       108,326,453    92,967,515
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements.
                                    F-5

                        POWDER RIVER BASIN GAS CORP
           Consolidated Statements of Comprehensive Income (Loss)

                                                          For the
                                                        Years Ended
                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------

NET INCOME                                       $   699,335   $ 1,048,575

OTHER COMPREHENSIVE INCOME
 Foreign currency translation adjustment                 -           2,705
                                                 ------------  ------------
   Total Other Comprehensive Income (Note 7)             -           2,705
                                                 ------------  ------------
NET COMPREHENSIVE INCOME                         $   699,335   $ 1,051,280
                                                 ============  ============



































 The accompanying notes are an integral part of these financial statements.
                                    F-6

                        POWDER RIVER BASIN GAS CORP
         Consolidated Statements of Stockholders' Equity (Deficit)

                                        Additional   Subscri-   Compre-       Accumu-
                      Common Stock        Paid-in      ption    hensive       lated
                  Shares     Amount       Capital  Receivable   Income       Deficit
              ------------ ----------  ----------- ----------  --------  ------------
Balance,
 December
 31, 2003      84,387,833    $84,387   $5,316,524  $     -   $     -     $(3,739,017)

Common stock
 issued for
 conversion
 of debt at
 $0.023 per
 share          3,440,856      3,441       76,559        -         -             -

Common stock
 issued for
 cash at $0.04
 per share      2,500,000      2,500       97,500        -         -             -

Common stock
 issued for
 cash at $0.04
 per share      1,250,000      1,250       48,750        -         -             -

Common stock
 issued for
 debt financing
 costs and
 interest at
 $0.024 per
 share          2,918,939      2,919       65,899        -         -             -

Common stock
 issued for
 cash at $0.04
 per share      1,250,000      1,250       48,750        -         -             -

Common stock
 issued for
 cash at $0.04
 per share      2,000,000      2,000       78,000        -         -             -

Common stock
 issued for
 conversion of
 debt at $0.064
 per share      4,583,333      4,583      286,817        -         -             -

Common stock
 issued for
 services at
 $0.05 per
 share          1,100,000      1,100       53,900        -         -             -

Common stock
 issued for
 services at
 $0.07 per
 share            620,000        620       42,780        -         -             -

Foreign
 currency
 translation
 adjustment           -          -              -          -     2,705             -


 The accompanying notes are an integral part of these financial statements
                                    F-7

                        POWDER RIVER BASIN GAS CORP
         Consolidated Statements of Stockholders' Equity (Deficit)

                                        Additional   Subscri-   Compre-       Accumu-
                      Common Stock        Paid-in      ption    hensive       lated
                  Shares     Amount       Capital  Receivable   Income       Deficit
              ------------ ----------  ----------- ----------  --------  ------------
Net income
 for the
 year ended
 December
 31, 2004                -          -            -          -         -    1,048,575
               ------------ ----------  ----------- ----------  -------- ------------
Balance,
 December
 31, 2004      104,050,961    104,050    6,115,479          -     2,705   (2,690,442)

Common stock
 issued in
 acquisition
 of properties
 at $0.10
 per share       2,208,133      2,208      218,605          -         -            -

Issuance of
 common stock
 warrants                -          -       91,650          -         -            -

Common stock
 issued for
 cash in
 exercise of
 common stock
 warrants at
 $0.05 per
 share           1,000,000      1,000       49,000    (50,000)        -            -

Common stock
 issued for
 cash in
 exercise of
 common stock
 warrants at
 $0.06 per
 share           1,000,000      1,000       59,000          -         -            -

Common stock
 issued for
 services at
 $0.21 per
 share             119,047        119       24,881          -         -            -

Common stock
 issued for
 services at
 $0.25 per
 share             500,000        500      124,500          -         -            -

Common stock
 issued for
 services at
 $0.185 per
 share           2,250,000      2,250      414,000          -         -            -

Issuance of
 common stock
 warrants                -          -      376,132          -         -            -


 The accompanying notes are an integral part of these financial statements
                                    F-8
                        POWDER RIVER BASIN GAS CORP
         Consolidated Statements of Stockholders' Equity (Deficit)

                                        Additional   Subscri-   Compre-       Accumu-
                      Common Stock        Paid-in      ption    hensive       lated
                  Shares     Amount       Capital  Receivable   Income       Deficit
              ------------ ----------  ----------- ----------  --------  ------------
Common stock
 issued for
 cash in
 exercise of
 common stock
 warrants at
 $0.05 per
 share           4,186,666      4,187      205,147   (209,333)        -            -

Net income
 for the
 year ended
 December
 31, 2005                -          -            -          -         -      699,335
               ------------ ----------  ----------- ----------  -------- ------------
Balance,
 December
 31, 2005      115,314,807  $ 115,314   $7,678,394  $(259,333)  $ 2,705  $(1,991,107)
               ============ ==========  =========== ==========  ======== ============









































 The accompanying notes are an integral part of these financial statements
                                    F-9

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Cash Flows

                                                         For the
                                                        Years Ended
                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $   699,335   $ 1,048,575
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization           22,984         5,773
   Additional expense for granting of warrants       467,782             -
   Common stock issued for services rendered         566,250        98,400
 Changes in operating assets and liabilities:
  Increase in accounts receivable                 (1,440,134)     (826,445)
  (Increase) decrease in deposits and other
   assets                                             25,000       (15,500)
 Increase in taxes payable                           811,355             -
 Increase in accounts payable and accrued
  expenses                                            28,645        34,941
                                                 ------------  ------------
Net Cash Provided by Operating Activities          1,181,217       345,744

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for oil and gas property
  development                                     (1,124,091)     (230,297)
 Expenditures for property and equipment             (16,397)      (13,039)
 Proceeds from sale of interest in leases            453,917             -
                                                 ------------  ------------
Net Cash (Used in) Investing Activities             (686,571)     (243,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and long-term
  liabilities                                         90,000        75,000
 Payments on notes payable and long-term
  liabilities                                       (430,324)     (291,574)
 Proceeds from issuance of common stock               60,000       280,000
                                                 ------------  ------------
Net Cash Provided by (Used in) Financing
Activities                                          (280,324)       63,426


EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                              -           2,705

NET INCREASE IN CASH                                 214,322       168,539

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     168,539             -
                                                 ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   382,861   $   168,539
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements
                                    F-10



                        POWDER RIVER BASIN GAS CORP
             Consolidated Statements of Cash Flows (Continued)

                                                         For the
                                                        Years Ended
                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------
                                                   (Restated)
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
 Interest                                         $    9,676    $   22,226
 Income taxes                                     $        -    $       -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for satisfaction of
  debt and interest                               $        -    $  440,218
 Common stock issued for acquired oil and g
  as properties                                   $  220,814    $        -
 Oil and gas properties acquired through the
  issuance of debt                                $1,305,000    $  427,500
 Common stock issued for services rendered        $  566,250    $   98,400
 Common stock issued for retirement of payables   $        -    $   68,818



















 The accompanying notes are an integral part of these financial statement.
                                    F-11


                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          During 2005, the following properties were acquired:

          - A 75% working interest in Lincoln County, Oklahoma, containing 960 acres.
          - A reactivation project called the Monroe project, containing 300 acres.
          - The Kirby lease in Polk County, TX containing one producer and one injection well.
          - A 75% working interest in the Weesatche project in Goliad County, Texas, containing approximately 2300 acres.

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

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


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

          g.   Revenue and Cost Recognition

          Oil and Gas Properties
          ----------------------
          The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the years ended December 31, 2005 and 2004 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During the years ended December 31, 2005 and 2004, the Company recorded depletion of $25,241 and $5,630 on its properties. All other wells are incomplete as of December 31, 2005 and 2004.

          Sale of Working Interests
          -------------------------
          The company is also in the business of selling working interest to an investment group in Singapore. As the Company finds and purchases new properties, it makes arrangements to sell a 25% interest fo various individuals referred by the Singapore group. The revenues are recorded as operating revenues and all commissions associated from the sale are expensed in operating expenses. The related 25% capitalized cost of the property sold is removed from the oil and gas property account and offset against the proceeds to calculate the net revenue recorded in operating revenues.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

h.        Income (Loss) Per Share

          The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.


                                                     Income       Shares    Per-Share
                                                  (Numerator) (Denominator)   Amount
                                                 ------------  ------------ ---------
          For the year ended December 31, 2005:
          Basic EPS
            Income to common stockholders        $    699,335   108,326,453 $    0.01
                                                 ============  ============ =========
          For the year ended December 31, 2004:
          Basic EPS
            Income to common stockholders        $  1,048,575    92,967,515 $    0.01
                                                 ============  ============ =========

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

          The income tax provision differs from the amount of income tax as determined by applying the U.S. federal income tax rate of 34% to pretax income (loss) from operations due to the following:

                                                     For the Years Ended
                                                         December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Net income                             $   513,634   $   356,515

          Stock issued for services                  297,721        33,456
          Depreciation and amortization                    -        (5,440)
          NOL carryforward applied to current year   (49,970)     (370,592)
          Valuation allowance                         49,970       (13,939)
                                                 ------------  ------------
          Net tax provision                      $   811,355   $         -
                                                 ============  ============


                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          i.   Income Taxes (Continued)

          At December 31, 2004, the Company had net operating loss carryforwards of approximately $146,971 that was used during the year ended December 31, 2005.

          Net deferred tax assets (liabilities) consist of the following components:

                                                        December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Operating loss carryforwards           $         -   $    49,970
          Valuation allowance                              -       (49,970)
                                                 ------------  ------------
          Net deferred tax assets (liabilities)  $         -   $         -
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

          Vehicles                           5 years
          Computer equipment                 3 years

          k.   Impairment of Long-Lived Assets

          In accordance with Financial Accounting Standards Board Statement No. 121, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2005 and 2004, no impairments were recognized.

          l.   Financial Instruments

          The recorded amounts of financial instruments, including cash equivalents, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2005 and 2004. The Company has no investments in derivative financial instruments.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


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

          Cash
          ----
          The Company has, in its bank account, funds in excess of the $100,000 that is federally insured. In the event of the failure of the bank, the Company would sustain a loss of funds that exceed $100,000. At December 31, 2005, the amount of funds in a single account that exceeded the federally insured limit was $341,226.

          n.   Newly Adopted Pronouncements

          In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
          (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          n.   Newly Adopted Pronouncements (Continued)

          In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

          In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          n.   Newly Adopted Pronouncements (Continued)

          In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

          In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

          In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
          Liabilities a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.
                                    F-18

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

                                                         December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Vehicles                               $    24,856   $     8,600
          Computer equipment                           4,439         4,439
               Totals                                 29,295        13,039
          Less: accumulated depreciation              (2,574)         (143)
                                                 ------------  ------------
          Property and Equipment   Net           $    26,721   $    12,896
                                                 ============  ============

          Depreciation expense for the years ended December 31, 2005 and 2004 was $3,373 and $143, respectively.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 3 -  NOTES PAYABLE

          Notes payable are detailed in the following schedules:

                                                                  December 31,
                                                           --------------------------
                                                               2005          2004
                                                           ------------  ------------
          Note payable to an individual, due on demand,
            non-interest bearing.                          $    69,000   $   146,000

          Note payable to a related company, due on demand,
            including interest at 12%.                          46,902       137,226

          Note payable to a company, due on demand,
            non-interest bearing.                              320,000             -

          Note payable to a company, $5,000 due monthly,
            non-interest bearing.                               35,000             -

          Note payable to a company, due in February 2006
            Non-interest bearing.                              740,000             -

          Note payable to a company, due on demand,
            non-interest bearing.                              204,700       208,700

          Total Notes Payable                                 1,415,602       491,926
                                                           ------------  ------------
          Less: related party note                             (46,902)     (137,226)

          Less: current portion                             (1,368,700)     (354,700)
                                                           ------------  ------------
          Total Long-Term Notes Payable                    $         -   $         -
                                                           ============  ============

NOTE 4 -  RELATED PARTY TRANSACTIONS

          As of December 31, 2005 and 2004, the Company was owed $649,519 and $265,193; respectively, from a related company. This amount is included in accounts receivable.

          As of December 31, 2005 and 2004, the Company had a note payable due to a related company in the amount of $46,902 and $137,226, respectively. The note payable is due upon demand and bears interest at 12% per annum.

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

          The Company has entered into various oil and gas leases from several land owners. Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production. Some of the leases also provide for a minimum royalty. As of December 31, 2005 and 2004, no royalties were due.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 6 -  STOCK TRANSACTIONS

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

          During the March 2005, the Company purchased a 75% working interest in a producing property for a total of $800,000. For the purchase price of $800,000, the Company paid $30,000 in cash, signed a promissory note for $570,000 payable by December 31, 2005 bearing no interest, and issued a total of 2,000,000 shares of common stock valued at $0.10 per share (or $200,000). The shares issued were valued at the market price of the common stock on the date that the agreement was entered into.

          Also during March 2005, the Company issued an additional 2,208,133 shares of common stock for an additional working interest in a property. The issuance was valued at $.10 per share.

          During 2005, the Company issued 1,000,000 shares of common stock through the exercise of common stock warrants at $0.06 per share for total cash proceeds of $60,000. In addition, during 2005, the Company issued an additional 5,186,666 shares of common stock through the exercise of common stock warrants at $0.05 per share for subscriptions receivable totaling $259,333.

          During 2005, the Company issued a total of 2,869,047 shares of common stock at prices ranging from $0.185 to $0.25 per share to various employees and consultants for services rendered totaling $566,250. The shares were valued based upon the market price of the shares on the date of issuance.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004

NOTE 7 -  PROPERTY AND WORKING INTEREST SALES

          As previously discussed, during the March 2005, the Company purchased a 75% working interest in a producing property for a total of $800,000. For the purchase price of $800,000, the Company paid $30,000 in cash, signed a promissory note for $570,000 payable by December 31, 2005 bearing no interest, and issued a total of 2,000,000 shares of common stock valued at $0.10 per share (or $200,000).

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

          During the year ended December 31, 2004, the Company made sales of working interests in certain of its oil and gas properties to various unrelated parties that resulted in revenues of $1,936,552.

NOTE 8 -  COMMON STOCK WARRANTS

          During the year ended December 31, 2005, the Company granted a total of 9,200,000 warrants to purchase common stock as follows:


                                                            Dates
          Warrants            Exercise Price           of Expiration
          ---------           --------------         -----------------
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

          The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, additional expense of $467,782 was recorded for the year ended December 31, 2005 under the Black-Scholes option pricing model for these warrants, which was calculated based upon the following assumptions:

          Risk free interest rate                 2.89% - 3.25%
          Expected life                           1 to 2.42 years
          Expected volatility                     126.40%
          Dividend yield                            0.00%

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                         December 31, 2005 and 2004


NOTE 8 -  COMMON STOCK WARRANTS (Continued)

          Note: A total of 2,000,000 of these options were granted to an employee of the Company, were issued at the market price of the Company's common stock on the date of issue and are accounted for under APB 25, "Accounting for Stock Issued to Employees". As such, no compensation expense was recognized. Had compensation cost for the issuance of the options been determined based on fair market value at the grant dates consistent with the method of FASB Statement 123, "Accounting for Stock Based Compensation," our net income and income per share would have changed, as noted with the pro forma amounts indicated below:

                                                         December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Net income as reported                 $   699,335   $ 1,048,575
          Pro forma                              $   445,599   $ 1,048,575

          Basis income per share
          As reported                            $      0.01   $      0.01
          Pro forma                              $      0.01   $      0.01

NOTE 9 -  LITIGATION SETTLEMENT

          During the year ended December 31, 2005, the Company entered into a settlement agreement in connection with a lawsuit against the Company's predecessor company for alleged services rendered, totaling $90,000. Terms of the settlement include payment of $5,000 per month, non-interest bearing, until paid.

NOTE 10 - OTHER COMPREHENSIVE INCOME

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

                                                        December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Balance, beginning of year             $     2,705   $         -
          Effect of currency exchange rate
            changes                                        -         2,705
                                                 ------------  ------------
          Balance, end of year                   $     2,705   $     2,705
                                                 ============  ============

                        POWDER RIVER BASIN GAS CORP.
                   S.F.A.S.  69  Supplemental Disclosures
                         December 31, 2005 and 2004
                                (Unaudited)


                   S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES


(1)       Capitalized Costs Relating to
          Oil and Gas Producing Activities
          (In Thousands)

                                                        December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Proved oil and gas producing
            properties and related
            lease and well equipment             $     1,367   $     1,063
          Accumulated depreciation and
            depletion                                    (25)           (5)
                                                 ------------  ------------
          Net Capitalized Costs                  $     1,342   $     1,058
                                                 ============  ============

(2)       Costs Incurred in Oil and Gas Property
          Acquisition, Exploration, and Development Activities
          (In Thousands)

                                                         December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Acquisition of Properties
             Proved                              $       882   $         -
             Unproved                                    777           502
             Exploration Costs                             -             -
             Development Costs                         1,508            56
                                                 ------------  ------------
          Total Costs incurred                   $     3,168   $       658
                                                 ============  ============

          The Company does not have any investments accounted for by the equity method.

(3)       Results of Operations for
          Producing Activities
          (In Thousands)

                                                         December 31,
                                                 --------------------------
                                                     2005          2004
                                                 ------------  ------------
          Sales                                  $       623   $       248
          Production costs                              (259)          (97)
          Depreciation and depletion                       -            (5)
                                                 ------------  ------------
          Results of operations for producing
            activities (excluding corporate
            overhead and interest costs)         $       364   $       146
                                                 ============  ============

                        POWDER RIVER BASIN GAS CORP.
             S.F.A.S.  69  Supplemental Disclosures (Continued)
                         December 31, 2005 and 2004
                                (Unaudited)


S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)


(4)       Reserve Quantity Information
          (In Thousands)

                                                            Oil       Gas
                                                            BBL       MCF
                                                         --------  --------
          Proved developed and undeveloped reserves:
          Balance, December 31, 2004                         446       601

          Change in estimates                               (211)      236
          Production                                          (6)        -
          Purchases of Reserves in place                   2,855   118,727

          Balance, December 31, 2005                       3,084   119,565

          Proved developed reserves: (in Thousands)
                                                            Oil       Gas
                                                            BBL       MCF
                                                         --------  --------
          Beginning of the year ended December 31, 2005      446       601
          End of the year ended December 31, 2005            374       838

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


(5)       Standardized Measure of Discounted
          Future Net Cash Flows Relating to
          Proved Oil and Gas Reserves

          The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                        POWDER RIVER BASIN GAS CORP.
             S.F.A.S.  69  Supplemental Disclosures (Continued)
                         December 31, 2005 and 2004
                                (Unaudited)

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)

(5)       Standardized Measure of Discounted
          Future Net Cash Flows Relating to
          Proved Oil and Gas Reserves
          (Continued)

                                                       At December 31, 2005
                                                             (In Thousands)
                                                              -------------
          Future cash inflows                                 $    770,152
          Future production and development costs                 (308,061)
                                                              -------------
          Future net inflows before income taxes                   462,091
          Future income tax expense                                (73,934)
                                                              -------------
          Future net cash flows                                    388,156
          10% annual discount for estimated timing
            of cash flows                                         (101,392)
                                                              -------------
          Standardized measure of discounted future
            net cash flows                                    $    286,764
                                                              =============

          The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and with the assumption of current pricing and current costs of production for oil and gas produces in future periods. These reserve estimates are made from evaluations conducted by Edward J. Chesny, Jr., P.E., of such properties and will be periodically reviewed based upon updated geological and production data. Estimates of proved reserves are inherently imprecise.

          Subsequent development and production of the Company's reserves will necessitate revising the present estimates. In addition, information provided in the above schedules does not provide definitive information as the results of any particular year but, rather, helps explain and demonstrate the impact of major factors affecting the Company's oil and gas producing activities. Therefore, the Company suggests that all of the aforementioned factors concerning assumptions and concepts should be taken into consideration when reviewing and analyzing this information.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------
     None

Item 8A.  Controls and Procedures
---------------------------------

     Management of the Company believes that the existing controls and procedures are sufficient.

Item 8B.  Other Information
---------------------------

     Not applicable

                                  Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------

     (a)-(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS. Brian Fox, age 59, is the only director of the Company. He also serves as President, Chief Executive Officer, and Chief Financial Officer of the Company. As a director, Mr. Fox serves until his successor is duly elected by the shareholders of the Company. As a director, Mr. Fox serves at the pleasure of the Board of Directors. Because Mr. Fox and members of his family who are not affiliates own approximately 60 % of the 111,601,000 shares of common stock of the Company which were issued and outstanding at December 31, 2005, it is expected that Mr. Fox will continue to serve in these capacities at his pleasure.

     (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES. Except for Mr. Fox and his office support staff, the other employees of the company are involved in administration, accounting and shareholder relations for the Company. The Company uses third party contractors to perform the geological, geophysical and field operations for the Company.

     (d)  FAMILY RELATIONSHIPS.  Not applicable.

     (e) BUSINESS EXPERIENCE. The business background and experience of Mr. Fox for the last 5 years is as follows:




                                     36


     Mr. Fox has been in management in the oil and gas exploration and production business for more than 27 years. During the past 5 years, Mr. Fox has been President of Renco Energy, Inc. and Renard Resources, Inc., both Oklahoma corporations engaged in acquiring and developing working interests in oil and gas properties in the US and in marketing the production from those properties. Mr. Fox has also been President of Zorro Resources, Inc., an Alberta Canada corporation which engages in oil and gas exploration, production and development in Canada.

     The only person that owns beneficially more than 10% of the issued and outstanding shares of common stock of the Company is Brian Fox. He has not failed to comply with Section 16(a) of the Exchange Act.

     (f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. No person named as a director, officer or other material employee of the Company has not been a party to any bankruptcy or similar proceeding, been convicted of a crime or found to have violated any securities laws or similar laws required to be disclosed by this item.

     (g)  PROMOTERS AND CONTROL PERSONS.  Not applicable.

     (h) AUDIT COMMITTEE FINANCIAL EXPERT. The Company does not have an audit committee.

     The Company has not adopted a code of ethics governing the conduct of his officers and directors. The only officer and director to which such a code would apply is Brian Fox. He would essentially be adopting a code by the company which would govern only his conduct. The Company intends to adopt a code of ethics when such a code would have applicability to a number of other officers and directors of the Company.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     Brian Fox is the President and sole director of the Company. He was paid compensation of approximately $120,000 by the Company during 2005.
The Company did reimburse approximately $165,000 in out of pocket expenses incurred by Mr. Fox in connection with business for the Company. There are no other officers or directors of the Company receiving compensation of any kind from the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------

     Brian Fox owns or controls approximately 56,985,000 shares or 54 % of the 111,601,000 shares of common stock issued and outstanding at December 31, 2005.

     Adult sons and daughters of Mr. Fox, who do not live with him and over which Mr. Fox has no voting or investment control, then owned in the aggregate 3,600,000 shares of common stock of the Company. Mr. Fox disclaims beneficial ownership over these shares.




                                     37

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     On December 17, 2003, effective January 1, 2004, Renard Resource, Inc. assigned to the Company the Leonard Heirs Lease in Acadia Parish, LA in exchange for 38,500,000 shares of common stock of the Company at $.007 per share, the fair market value of the common stock on the date of the assignment. Mr. Fox is the sole owner of Renard Resources.

ITEM 13.  EXHIBITS
------------------

     31.1 Certification by Brian Fox, Chief Financial Officer
     32.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     (1) AUDIT FEES. During 2004 and 2005 the Company paid professional services rendered in audit fees of $10,500 and $20,000, respectively, for the audit of the Company financial statements and for the review of financial statements included in the Company's Form 10-KSB and Forms 10-QSB to Chisholm Bierwolf & Nilson, LLC, the principal independent Certified Public Accountants for the Company.


     During 2005

     (2) AUDIT RELATED FEES. Stayner, Bates & Jensen were paid $8,069.00 for preparation of statements to provide to auditors.

     (3) TAX COMPLIANCE MATTERS. All tax compliance advise and other tax related services rendered in 2003 and 2004 were included in (1) above.

     (4)  ALL OTHER FEES.  None

     (5) AUDIT COMMITTEE POLICIES. The Company does not have an audit committee.

     (6)  Not applicable.





                                     38


                                 Signatures

     In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized



                                   POWDER RIVER BASIN GAS CORP.

                                   By /S/ Brian Fox
April 17, 2006                     ----------------------------------
                                   Brian D. Fox, President and
                                   Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Officers:

                                   By /S/ Brian Fox
April 17, 2006                     ----------------------------------
                                   Brian D. Fox, President and
                                   Chief Executive Officer


                                   By /S/ Brian Fox
April 17, 2006                     ----------------------------------
                                   Brian D. Fox, Chief Financial Officer

Director:

                                   By /S/ Brian Fox
April 17, 2006                     ----------------------------------
                                   Brian D. Fox, Sole Director






                                     40