Form 10QSB
period 2006-03-31
POWDER RIVER BASIN GAS CORP
filed 2006-05-16
CIK 1125557

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

At March 31, 2006, there were outstanding 116,414,807 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [X]   No [ ]

                                  PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

     TABLE OF CONTENTS
                                                                 Page
                                                                 ----

Part I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2006 (Unaudited) and December 31, 2005..............      3

Consolidated Statements of Operations (Unaudited)
For the three months ended March 31, 2006 and 2005............      4

Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2006 and 2005............      5

Notes to the Consolidated Financial Statements................      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................     10

Item 3. Controls and Procedures...............................     13

Part II Other Information

Item 1. Legal Proceedings.....................................     14

Item 2. Unregistered Sales of Equity Securities
        and Use of Proceeds...................................     14

Item 3. Defaults by the Company on its
        Senior Securities ....................................     14

Item 4. Submission of Matter to a Vote
        Of Security Holders ..................................     14

Item 5. Other Information .....................................    14

Item 6. Exhibits ..............................................    14

Signatures.....................................................    14

<PAGE 3>
















                        POWDER RIVER BASIN GAS CORP.

                     CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 2006 and December 31, 2005






























<PAGE 4>
                        POWDER RIVER BASIN GAS CORP
                        Consolidated Balance Sheets

                                   ASSETS
                                  -------

                                                   March 31,   December 31,
                                                     2006          2005
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS
 Cash                                            $   164,288    $  382,861
 Accounts receivable                               6,430,399     2,521,853
                                                 ------------  ------------
   Total Current Assets                            6,594,687     2,904,714

PROPERTY AND EQUIPMENT (Net)                          25,108        26,721

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING
 Properties not subject to amortization            3,943,964     3,535,724
 Properties being amortized                        1,700,429     1,367,251
 Accumulated amortization                            (35,774)      (25,241)
                                                 ------------  ------------
   Net Oil and Gas Properties                      5,608,619     4,877,734

OTHER ASSETS
 Deposits and other assets                           145,500        15,500
                                                 ------------  ------------
   Total Other Assets                                145,500        15,500
                                                 ------------  ------------
   TOTAL ASSETS                                  $12,373,914   $ 7,824,669
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------
CURRENT LIABILITIES
 Accounts payable                                $    53,887   $    51,739
 Accrued expenses                                      1,407           -
 Income taxes payable                              2,335,810       811,355
 Note payable, related party                          16,902        46,902
 Notes payable                                     1,344,700     1,368,700
                                                 ------------  ------------
   Total Current Liabilities                       3,752,706     2,278,696
                                                 ------------  ------------
   Total Liabilities                               3,752,706     2,278,696
                                                 ------------  ------------
STOCKHOLDERS' EQUITY
 Common stock, 200,000,000 shares authorized of
  $0.001 par value, 116,414,807 and 115,314,807
  shares issued and outstanding, respectively        116,414       115,314
 Capital in excess of par value                    7,793,294     7,678,394
 Subscriptions receivable                           (259,333)     (259,333)
 Other comprehensive income                            2,705         2,705
 Accumulated earnings (deficit)                      968,128    (1,991,107)
                                                 ------------  ------------
   Total Stockholders' Equity                      8,621,208     5,545,973
                                                 ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $12,373,914   $ 7,824,669
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.


<PAGE 5>
                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Operations
                                (Unaudited)

                                                          For the
                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
REVENUE
 Oil and gas sales                               $   239,280   $    76,221
 Property and working interest sales               5,800,000     1,875,000
                                                 ------------  ------------
   Total Revenue                                   6,039,280     1,951,221

EXPENSES
 Depreciation, depletion and amortization             12,145         2,400
 General and administrative                          296,083       231,400
 Commission on working interest sales              1,180,000           -
 Value of warrants granted for marketing
  and legal costs                                        -          91,650
 Lease operating costs                                65,955        54,459
                                                 ------------  ------------
   Total Expenses                                  1,554,183       379,909
                                                 ------------  ------------
NET OPERATING INCOME                               4,485,097     1,571,312
                                                 ------------  ------------
OTHER INCOME (EXPENSE)
 Litigation settlement (Note 5)                          -         (90,000)
 Interest expense                                     (1,407)       (9,306)
                                                 ------------  ------------
   Total Other Income (Expense)                       (1,407)      (99,306)
                                                 ------------  ------------
NET INCOME BEFORE INCOME TAXES                     4,483,690     1,472,006

INCOME TAXES                                      (1,524,455)     (530,400)
                                                 ------------  ------------
NET INCOME                                       $ 2,959,235   $   941,606
                                                 ============  ============
BASIC INCOME PER COMMON SHARE                    $      0.03   $      0.01
                                                 ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      115,971,474   104,406,517
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.

<PAGE 6>
                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                For the
                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $ 2,959,235   $   941,606
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                12,145         2,400
   Additional expense for granting of warrants                -          91,650
 Changes in operating assets and liabilities:
  Increase in accounts receivable                      (3,908,546)   (1,386,038)
  Increase in deposits and other assets                  (130,000)       (3,089)
  Increase in taxes payable                             1,524,455       530,400
  Increase in accounts payable and accrued expenses         3,556        15,754
                                                      ------------  ------------
   Net Cash Provided by Operating Activities              460,845       192,683

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for oil and gas property development       (741,418)      (87,956)
 Proceeds from sale of interest in leases                     -         200,000
                                                      ------------  ------------
   Net Cash Provided by (Used in) Investing Activities   (741,418)      112,044

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable and long-term liabilities        -          90,000
 Payments on notes payable and long-term liabilities      (54,000)      (55,976)
 Proceeds from issuance of common stock                   116,000           -
                                                      ------------  ------------
   Net Cash Provided by Financing Activities               62,000        34,024

NET INCREASE (DECREASE) IN CASH                          (218,573)      338,751

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          382,861       168,539
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   164,288   $   507,290
                                                      ============  ============



 The accompanying notes are an integral part of these financial statements


<PAGE 7>
                        POWDER RIVER BASIN GAS CORP
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                                For the
                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION
 CASH PAID FOR:
  Interest                                            $       -     $     5,252
  Income taxes                                        $       -     $       -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for acquired oil and
  gas properties                                      $       -     $   200,000
 Oil and gas properties acquired through
  the issuance of debt                                $       -     $   565,000




















 The accompanying notes are an integral part of these financial statements

<PAGE 8>

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    March 31, 2006 and December 31, 2005


NOTE 1 -  BASIS OF PRESENTATION

          The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

          The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  FULLY DILUTED INCOME PER SHARE

          Following is a reconciliation of the fully diluted income per share for the three months ended March 31, 2006 and 2005:

                                                           For the
                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2006          2005
                                                 ------------  ------------
          Net income available to
           common shareholders                   $ 2,959,235   $    941,606
                                                 ============  ============
          Weighted average shares                 115,971,474   104,406,517
          Effect of dilutive securities             8,543,333     2,733,334
                                                 ------------  ------------
                                                  124,514,807   107,139,851
                                                 ============  ============
          Basic income per share (based
           on weighted average shares)           $       0.02  $       0.01
                                                 ============  ============







<PAGE 9>
                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    March 31, 2006 and December 31, 2005


NOTE 3 -  OIL AND GAS PROPERTIES

         The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the three months ended March 31, 2006 and 2005 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of March 31, 2006 and December 31, 2005, proved oil and gas reserves had been identified on certain of the Company's oil and gas properties. During the three months ended March 31, 2006 and 2005, the Company recorded depletion of $10,533 and $1,600 on its producing properties. All other wells are incomplete as of March 31, 2006 and December 31, 2005.

NOTE 4 - SIGNIFICANT TRANSACTIONS

         During the three months ended March 31, 2006, the Company issued a total of 1,100,000 shares of its common stock through the exercise of common stock warrants at prices ranging from $0.10 to $0.16 per share, for total proceeds of $116,000.

         Also during the three months ended March 31, 2006, the Company sold 25% of a working interest in a producing property to an unrelated party for a total of $5,900,000, less a commission of $1,180,000, resulting in a gain on the sale totaling $5,800,000. The carrying value of the 25% working interest at the date of the sale was $100,000. Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the gain of $5,800,000 has been included as revenue in the accompanying statement of operations for the three months ended March 31, 2005.

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

Plan of Operation
-----------------
The Company is in the business of acquiring the working interest in leases of oil and gas leases with the intent of reselling a portion of the working interests acquired. The Company reviews and evaluates the geological and other technical data applicable lease in order to determine the likely viability and possible profitability of commencing and completing multiple well drilling programs on the properties covered by the leases. If determined to be viable, the Company also engages third party contractors to explore for, drill, re-work and further develop the properties in order to maximize economically justified oil and gas production from those leases in a cost effective manner.

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

During 2005, the Company acquired the Monroe project containing approximately 300 acres. The Company is working to activate the wells on this project.

During 2005, the Company acquired the Kirby lease in Polk County, TX containing one producer and on injection well. These wells were re-completed and put in production in 2005.

During 2005, the Company acquired a 75% working interest in Lincoln County, Oklahoma containing approximately 960 acres. The Company plans to rework the wells on this project.

During 2005, the Company purchased a 75% working interest in the Weesatche project in Goliad County, Texas. This is a drilling project which the Company plans to drill in 2006 and contains approximately 2300 acres.

During 2005, the Company purchased a project in the San Juan Basin in New Mexico. This is a re-work program as well as an offset drilling program which is planned to commence in 2006.

At December 31, 2005, the Company held 80 to 100% working interest in the following lease properties in Wyoming, all of which were purchased prior to 2003, for future development:


Lease              WY County           Net Acres      Gross Acres
-------            ---------           ---------      ---------

Cranston           Crook               1,934          1,934
Franklin           Crook                 620          1,944
Griffith (1)       Crook                 320            640
Griffith (2)       Crook                 160            320
Griffith (3)       Crook                 440            600
Kanode             Crook                 920          1,000
Olds (D Road)      Crook                 200            640
Olds (Keyhole)     Crook                 120            480
Karmon             Johnston              320            320
Noteboom           Johnston              800            800
Legerski           Sheridan              340            360
Robb               Sheridan            1,486          2,520
Zullig             Sheridan              256            320

The 2 wells were completed on the Zullig Lease in 2002 and tested again in 2004. Management of the Company has decided to seek to farm out further development on these wells. As of December 31, 2005, the Company had no material or significant production from any of these properties in WY.

At December 31, 2005, the Company owned working interests in producing oil and gas leases:

                                                    Percent of
                                                    Working Interest
Lease           WY County               Net Acres   Owned by the Co.
-------         ---------               ---------   ---------------

Leonard Heirs   Arcadia Parish, LA        960        75%
Osage Project   Osage County, OK          960        25%
Springhill A    Webster Parish, LA        154        75%
Springhill B    Bossier Parish, LA        440        75%
Converse        Converse County, WY     1,815       100%
Monroe Project  Franklin Parish, TX       300       100%
Kirby Lease     Polk County, TX            40       100%
Sparks Project  Lincoln County, OK        960        75%
Weesatche       Goliad County, TX       2,300        75%
San Juan        San Juan, New Mexico    3,560        75%


During the three months ended March 31, 2006, the Company sold 25% of a working interest in a producing property to an unrelated party for a total of $5,900,000, less a commission of $1,180,000, resulting in net revenues received of $5,800,000. The carrying value of the 25% working interest at the date of the sale was $100,000. Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the $5,800,000 has been included as revenue in the accompanying statement of operations for the three months ended March 31, 2006.

Results of Operations
---------------------

Three Months Ended March 31, 2006 compared with 2005
----------------------------------------------------

Revenues: During the three months ended March 31, 2006, the Company reported an increase in oil and gas sales compared to the three months ended March 31, 2005 of approximately $163,000 or 214%. The Company also reported revenues related to property and working interest sales of $5,800,000 during the three months ended March 31, 2006. The Company expects to continue to sell property and working interests in its properties in the future as the properties are developed and additional properties are acquired.

Expenses: During the three months ended March 31, 2006, the Company reported a substantial increase in expenses of approximately $1,174,000 compared to the three months ended March 31, 2005, primarily due to the increased commissions on working interest sales.

Liquidity and Capital Resources
-------------------------------
On March 31, 2006, the Company had $3,752,706 in current liabilities, which includes notes payable due within the next twelve months of $1,361,602, and taxes payable estimated at $2,335,810. The current accounts payable include payments to auditors, accounting and legal as well as start up costs. The accrued expenses include accumulated interest on the outstanding notes owed by the Company.

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

The Company is not subject to any legal proceedings at March 31, 2006.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company issued a total of 1,100,000 shares of its common stock through the exercise of common stock warrants at prices ranging from $0.10 to $0.16 per share, for total proceeds of $116,000.

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

                              Powder River Basin Gas Corp.

Date: May 15, 2006            By: /s/ Brian Fox
                                  ---------------------------------------
                                      Brian Fox, President and Chief
                                      Financial Officer