Form 10QSB
period 2006-06-30
POWDER RIVER BASIN GAS CORP
filed 2006-08-14
CIK 1125557

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

                          202, 1212 31st Ave NE
                           Calgary, AB T2E 7S8
                (Address of principal executive offices)

                Issuer's telephone number: (403) 228-9222

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

At June 30, 2006, there were outstanding 120,694,807 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [X]   No [ ]

                                  PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

     TABLE OF CONTENTS
                                                                       Page
                                                                       ----

Part I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005. . . . . . . . . . . . .3

Consolidated Statements of Operations (Unaudited)
For the three months and six months ended June 30, 2006 and 2005 . . . .4

Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2006 and 2005. . . . . . . . . . . . .5

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

Item 4. Submission of Matter to a Vote
        Of Security Holders. . . . . . . . . . . . . . . . . . . . . . 14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 14

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                        POWDER RIVER BASIN GAS CORP
                        Consolidated Balance Sheets

                                   ASSETS
                                   ------
                                                   June 30,    December 31,
                                                     2006          2005
                                                 ------------  ------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash                                           $ 2,128,320   $   382,861
  Accounts receivable, net                         6,209,126     2,521,853
                                                 ------------  ------------
   Total Current Assets                            8,337,446     2,904,714
                                                 ------------  ------------
PROPERTY AND EQUIPMENT (Net)                          28,098        26,721
                                                 ------------  ------------
OIL AND GAS PROPERTIES USING
 FULL COST ACCOUNTING
  Properties not subject to amortization           5,742,279     3,535,724
  Properties being amortized                       1,881,220     1,367,251
  Accumulated amortization                           (54,248)      (25,241)
                                                 ------------  ------------
   Net Oil and Gas Properties                      7,569,251     4,877,734

OTHER ASSETS
  Deposits and other assets                          137,115        15,500
                                                 ------------  ------------
   Total Other Assets                                137,115        15,500
                                                 ------------  ------------
   TOTAL ASSETS                                  $16,071,910   $ 7,824,669
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
  Accounts payable                               $   201,651   $    51,739
  Stock deposits                                     185,000           -
  Income taxes payable                             3,494,612       811,355
  Note payable, related party                            -          46,902
  Notes payable                                      806,000     1,368,700
                                                 ------------  ------------
   Total Current Liabilities                       4,687,263     2,278,696
                                                 ------------  ------------
   Total Liabilities                               4,687,263     2,278,696
                                                 ------------  ------------

STOCKHOLDERS' EQUITY
  Common stock, 200,000,000 shares authorized
   of $0.001 par value, 120,694,807 and
   115,314,807 shares issued
   and outstanding, respectively                     120,694       115,314
  Capital in excess of par value                   8,583,014     7,678,394
  Subscriptions receivable                          (539,333)     (259,333)
  Other comprehensive income                           2,705         2,705
  Accumulated deficit                              3,217,567    (1,991,107)
                                                 ------------  ------------
   Total Stockholders' Equity                     11,384,647     5,545,973
                                                 ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $16,071,910   $ 7,824,669
                                                 ============  ============




 The accompanying notes are an integral part of these financial statements.

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Operations
                                (Unaudited)

                                        For the                    For the
                                  Three Months Ended            Six Months Ended
                                        June 30,                   June 30,
                               --------------------------  --------------------------
                                   2006         2005          2006          2005
                               ------------ -------------  ------------  ------------
REVENUE
  Oil and gas sales            $   556,517   $   312,239   $   795,797   $   388,460
  Property and working
   interest sales                5,800,000           -      11,600,000     2,300,000
                               ------------ -------------  ------------  ------------
   Total Revenue                 6,356,517       312,239    12,395,797     2,688,460

EXPENSES
  Depreciation, depletion and
   amortization                     20,087         2,802        32,232         5,202
  General and administrative       936,829       254,750     1,232,912       486,150
  Commission on working
   interest sales                1,205,000           -       2,385,000       425,000
  Value of warrants granted
   for marketing and legal
   costs                               -             -             -          91,650
  Lease operating costs            477,235        57,766       543,190       112,225
                               ------------ -------------  ------------  ------------
      Total Expenses             2,639,151       315,318     4,193,334     1,120,227
                               ------------ -------------  ------------  ------------
NET OPERATING INCOME (LOSS)      3,717,366        (3,079)    8,202,463     1,568,233
                               ------------ -------------  ------------  ------------
OTHER INCOME (EXPENSE)
  Other expense                   (300,000)          -        (300,000)      (90,000)
  Gain on sale of assets               -           2,841           -           2,841
  Interest income                    1,017           -           1,017           -
  Interest expense                 (10,142)       (2,208)      (11,549)      (11,514)
                               ------------ -------------  ------------  ------------
   Total Other Income (Expense)   (309,125)          633      (310,532)      (98,673)

NET INCOME (LOSS) BEFORE
INCOME TAXES                     3,408,241        (2,446)    7,891,931     1,469,560

INCOME TAXES                    (1,158,802)          -      (2,683,257)     (530,400)
                               ------------ -------------  ------------  ------------

NET INCOME (LOSS)              $ 2,249,439   $    (2,446)  $ 5,208,674   $   939,160
                               ============ =============  ============  ============
BASIC INCOME (LOSS)
PER COMMON SHARE               $      0.02   $     (0.00)  $      0.04   $      0.01
                               ============ =============  ============  ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING    120,694,807   106,050,961   119,566,188   105,233,281
                               ============ =============  ============  ============




 The accompanying notes are an integral part of these financial statements.

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                       For the Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 5,208,674   $   939,160
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion and amortization              32,232         5,202
     Gain on sale of assets                                   -          (2,841)
     Common stock issued for services rendered            399,000           -
     Additional expense for granting of warrants              -          91,650
  Changes in operating assets and liabilities:
   Increase in accounts receivable                     (3,687,273)   (1,004,654)
   Increase in deposits and other assets                 (121,615)     (309,089)
   Increase in taxes payable                            2,683,257       530,400
   Increase in accounts payable and accrued expenses      149,912        63,867
                                                      ------------  ------------
     Net Cash Provided by Operating Activities          4,664,187       313,695
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas property development    (1,605,524)     (289,930)
  Expenditures for property and equipment                  (4,602)      (17,198)
  Proceeds from sale of interest in leases                    -         200,000
                                                      ------------  ------------
     Net Cash Used in Investing Activities             (1,610,126)     (107,128)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term
   liabilities                                                -          90,000
  Payments on notes payable and long-term liabilities  (1,609,602)     (219,976)
  Stock deposits received                                 185,000           -
  Proceeds from issuance of common stock                  116,000           -
                                                      ------------  ------------
     Net Cash Used in Financing Activities             (1,308,602)     (129,976)
                                                      ------------  ------------
     NET INCREASE IN CASH                               1,745,459        76,591

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     382,861       168,539
                                                      ------------  ------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 2,128,320   $   245,130
                                                      ============  ============



 The accompanying notes are an integral part of these financial statements.

                        POWDER RIVER BASIN GAS CORP
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                       For the Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2006          2005
                                                      ------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                            $    11,549   $     5,252
  Income taxes                                        $       -     $       -


NON-CASH FINANCING ACTIVITIES
  Common stock issued for acquired oil and
   gas properties                                     $   115,000   $   200,000
  Oil and gas properties acquired through the
   issuance of debt                                   $ 1,000,000   $   565,000
  Common stock issued for retirement of payables      $       -     $       -
  Common stock issued for subscriptions receivable    $   280,000   $       -

















 The accompanying notes are an integral part of these financial statements.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    June 30, 2006 and December 31, 2005

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

     The results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  DILUTED INCOME (LOSS) PER SHARE

     Following is a reconciliation of the diluted income (loss) per share for the three months and six months ended June 30, 2006 and 2005:

                                                           For the
                                                    Three Months Ended
                                                          June 30,
                                                     2006          2005
                                                 ------------  ------------
     Net income available to
      common shareholders                        $ 2,249,439   $    (2,446)
                                                 ============  ============
     Weighted average shares                     120,694,807   106,050,961
     Effect of dilutive securities                 8,100,000             -
                                                 ------------  ------------
                                                 128,794,807   106,050,961
                                                 ============  ============
     Basic income per share (based
      on weighted average
      shares)                                    $       0.02  $     (0.00)
                                                 ============  ============

     The diluted income per share for the three months ended June 30, 2006 includes common stock equivalents, consisting of 8,100,000 warrants, which were granted during 2005. Weighted average shares issuable upon the exercise of stock warrants (4,100,000 warrants) were not included in the foregoing calculation for the three months ended June 30, 2005 because they are antidilutive.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    June 30, 2006 and December 31, 2005

NOTE 2 -  DILUTED INCOME (LOSS) PER SHARE (Continued)

                                                           For the
                                                    Three Months Ended
                                                          June 30,
                                                     2006          2005
                                                 ------------  ------------
     Net income available to
      common shareholders                        $ 5,208,674   $   939,160
                                                 ============  ============
     Weighted average shares                     119,566,188   105,233,281
      Effect of dilutive securities                8,320,442     3,416,665
                                                 ------------  ------------
                                                 127,886,630   108,649,946
                                                 ============  ============
     Basic income per share (based
      on weighted average
      shares)                                    $      0.04   $      0.01
                                                 ============  ============

     The diluted income per share for the six months ended June 30, 2006 and 2005 includes common stock equivalents, consisting of 8,100,000 and 4,100,000 warrants, respectively, which were granted during 2005.

NOTE 3 -  OIL AND GAS PROPERTIES

     The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the three months and six months ended June 30, 2006 and 2005 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of June 30, 2006 and December 31, 2005, proved oil and gas reserves had been identified on certain of the Company's oil and gas properties. During the six months ended June 30, 2006 and 2005, the Company recorded depletion of $29,007 and $3,200 on its producing properties. All other wells are incomplete as of June 30, 2006 and December 31, 2005.

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                    June 30, 2006 and December 31, 2005

NOTE 4 -  SIGNIFICANT TRANSACTIONS

     During the six months ended June 30, 2006, the Company issued the following shares of common stock:

     - 1,100,000 shares through the exercise of common stock warrants at prices ranging from $0.10 to $0.16 per share, for total proceeds of $116,000.
     - 1,900,000 shares for services rendered to various outside consultants at $0.21 per share, for a total value of $399,000.
     - 500,000 shares for work to be performed on one of the Company's oil and gas properties, valued at $115,000, or $0.23 per share.
     - 2,000,000 shares to an unrelated individual in exercise of common stock warrants at prices ranging from $0.12 to $0.16 per share, for total proceeds of $280,000. The $280,000 was not received by the Company at June 30, 2006, thus the amount is recorded as a subscription receivable.

     Also during the six months ended June 30, 2006, the Company sold 25% of a working interest in a producing property to an unrelated party for a total of $11,800,000, less a commission of $2,360,000. The carrying value of the 25% working interest at the date of the sale was $200,000. Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months and six months ended June 30, 2006 and 2005.

     During 2005, the Company purchased a 75% working interest in a producing property for a total of $800,000. During 2006, the Company purchased an additional 20% working interest on this same producing property for an additional $1,000,000. At June 30, 2006, the balance owing on this note was $750,000, payable at $100,000 every ninety days, with no interest.

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

     On March 1, 2005, the Company sold 25% of the acquired working interest in the producing property as described above, to an unrelated party for a total of $2,500,000, less a commission of $425,000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-looking Statements
_________________________________________________________
This report may contain "forward_looking" statements. Examples of forward_looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

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

During 2005, the Company purchased a 75% working interest in the Weesatche project in Goliad County, Texas. This is a drilling project which the Company plans to drill in 2006 and contains approximately 2300 acres. An additional 20% interest was purchased during 2006 for an additional $1,000,000.

During 2005, the Company purchased a project in the San Juan Basin in New Mexico. This is a re-work program as well as an offset drilling program which is planned to commence in 2006.

At December 31, 2005, the Company held 80 to 100% working interest in the following lease properties in Wyoming, all of which were purchased prior to 2003, for future development:


Lease               WY County           Net Acres      Gross Acres
-------             ---------           ---------      -----------

Cranston            Crook               1,934          1,934
Franklin            Crook                 620          1,944
Griffith (1)        Crook                 320            640
Griffith (2)        Crook                 160            320
Griffith (3)        Crook                 440            600
Kanode              Crook                 920          1,000
Olds (D Road)       Crook                 200            640
Olds (Keyhole)      Crook                 120            480
Karmon              Johnston              320            320
Noteboom            Johnston              800            800
Legerski            Sheridan              340            360
Robb                Sheridan            1,486          2,520
Zullig              Sheridan              256            320


The 2 wells were completed on the Zullig Lease in 2002 and tested again in 2004. Management of the Company has decided to seek to farm out further development on these wells. As of December 31, 2005, the Company had no material or significant production from any of these properties in WY.

At December 31, 2005, the Company owned working interests in producing oil and gas leases:

                                                         Percent of
                                                         Working Interest
Lease               WY County                Net Acres   Owned by the Co.
-------             ---------                ---------   -----------------
Leonard Heirs       Arcadia Parish, LA         960        75%
Osage Project       Osage County, OK           960        25%
Springhill A        Webster Parish, LA         154        75%
Springhill B        Bossier Parish, LA         440        75%
Converse            Converse County, WY      1,815       100%
Monroe Project      Franklin Parish, TX        300       100%
Kirby Lease         Polk County, TX             40       100%
Sparks Project      Lincoln County, OK         960        75%
Weesatche           Goliad County, TX        2,300        75%
San Juan            San Juan, New Mexico     3,560        75%

During the six months ended June 30, 2006, the Company sold 25% of a working interest in a producing property to an unrelated party for a total of $11,800,000, less a commission of $2,360,000. The carrying value of the 25% working interest at the date of the sale was $200,000. Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the $11,600,000 has been included as revenue in the accompanying statement of operations for the six months ended June 30, 2006.

Results of Operations
_____________________
Six Months Ended June 30, 2006 compared with 2005
__________________________________________________________________

Revenues: During the six months ended June 30, 2006, the Company reported an increase in oil and gas sales compared to the six months ended June 30, 2005 of approximately $407,000 or 105%. The Company also reported revenues related to property and working interest sales of $11,600,000 during the six months ended June 30, 2006. The Company expects to continue to sell property and working interests in its properties in the future as the properties are developed and additional properties are acquired.

Expenses: During the six months ended June 30, 2006, the Company reported a substantial increase in expenses of approximately $3,073,000 compared to the six months ended June 30, 2005, primarily due to the increased commissions on working interest sales, increased lease operating costs related to the increase in production revenue, and consulting services rendered.

Liquidity and Capital Resources
_______________________________

On June 30, 2006, the Company had $4,687,263 in current liabilities, which includes notes payable due within the next twelve months of $806,000, and taxes payable estimated at $3,494,612. The current accounts payable include payments to auditors, accounting and legal as well as start up costs. The accrued expenses include accumulated interest on the outstanding notes owed by the Company, and stock deposits received totaling $185,000 for which shares will be issued during the next few months.

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

                             PART II
                         OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings at June 30, 2006.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, the Company issued the following shares of common stock:

- 1,100,000 shares through the exercise of common stock warrants at prices ranging from $0.10 to $0.16 per share, for total proceeds of $116,000.
- 1,900,000 shares for services rendered to various outside consultants at $0.21 per share, for a total value of $399,000.
- 500,000 shares for work to be performed on one of the Company's oil and gas properties, valued at $115,000, or $0.23 per share.
- 2,000,000 shares to an unrelated individual in exercise of common stock warrants at prices ranging from $0.12 to $0.16 per share, for total proceeds of $280,000. The $280,000 was not received by the Company at June 30, 2006, thus the amount is recorded as a subscription receivable.

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

                                Powder River Basin Gas Corp.

Date: August 14, 2006           By: /s/ Brian Fox
                                ----------------------------------------
                                        Brian Fox, President and Chief
                                        Financial Officer