Form 10QSB
period 2006-09-30
POWDER RIVER BASIN GAS CORP
filed 2006-11-14
CIK 1125557

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

At September 30, 2006, there were outstanding 120,694,807 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [X]   No [ ]

                                  PART I

                             FINANCIAL INFORMATION

                                  Item 1.

                             FINANCIAL STATEMENTS
                                 (UNAUDITED)

     TABLE OF CONTENTS
                                                                      Page
                                                                     ------

Part I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005 . . . . . . . . . .3

Consolidated Statements of Operations (Unaudited)
For the three months and nine months ended
September 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . . .4

Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2006 and 2005. . . . . . . . . .5

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

Item 4. Submission of Matter to a Vote
        Of Security Holders. . . . . . . . . . . . . . . . . . . . . . 15

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . 15

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15






                        POWDER RIVER BASIN GAS CORP
                        Consolidated Balance Sheets

                                   ASSETS
                                               September 30,   December 31,
                                                    2006           2005
                                               -------------  -------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash                                         $  2,343,872   $    382,861
  Accounts receivable, net                        7,327,163      1,872,334
  Accounts receivable, net - related parties        982,091        649,519
  Prepaid stock offering costs                      151,075                 -
                                               -------------  -------------
     Total Current Assets                        10,804,201      2,904,714
                                               -------------  -------------
PROPERTY AND EQUIPMENT (Net)                         26,485         26,721
                                               -------------  -------------
OIL AND GAS PROPERTIES USING
  FULL COST ACCOUNTING
  Properties not subject to amortization          3,107,444      3,535,724
  Properties being amortized                      6,506,626      1,367,251
  Accumulated amortization                         (144,605)       (25,241)
                                               -------------  -------------
   Net Oil and Gas Properties                     9,469,465      4,877,734
                                               -------------  -------------
OTHER ASSETS
  Deposits and other assets                         176,537         15,500
                                               -------------  -------------
     Total Other Assets                             176,537         15,500
                                               -------------  -------------
     TOTAL ASSETS                              $ 20,476,688   $  7,824,669
                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
  Accounts payable                             $     89,317   $     51,739
  Stock deposits                                    755,375            -
  Accrued expenses                                   92,075            -
  Income taxes payable                            4,782,294        811,355
  Note payable, related party                           -           46,902
  Notes payable                                   1,192,000      1,368,700
                                               -------------  -------------
   Total Current Liabilities                      6,911,061      2,278,696
                                               -------------  -------------
   Total Liabilities                              6,911,061      2,278,696
                                               -------------  -------------
STOCKHOLDERS' EQUITY
  Common stock, 200,000,000 shares
   authorized of $0.001 par value,
   120,694,807 and 115,314,807 shares
   issued and outstanding, respectively             120,694        115,314
  Capital in excess of par value                  8,583,014      7,678,394
  Subscriptions receivable                         (539,333)      (259,333)
  Other comprehensive income                          2,705          2,705
  Accumulated deficit                             5,398,547     (1,991,107)
                                               -------------  -------------
     Total Stockholders' Equity                  13,565,627      5,545,973
                                               -------------  -------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $ 20,476,688   $  7,824,669
                                               =============  =============



 The accompanying notes are an integral part of these financial statements
                                     3

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Operations
                                (Unaudited)

                                         For the                    For the
                                   Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                               --------------------------  --------------------------
                                   2006          2005          2006          2005
                               ------------  ------------  ------------  ------------
REVENUE
 Oil and gas sales, net        $   225,828   $   130,955   $ 1,021,625   $   519,415
 Property and working
  interest sales                 5,171,145       946,083    16,771,145     3,246,083
                               ------------  ------------  ------------  ------------
  Total Revenue                  5,396,973     1,077,038    17,792,770     3,765,498
                               ------------  ------------  ------------  ------------
EXPENSES
 Depreciation, depletion
  and amortization                  91,970         3,206       124,202         8,408
 General and administrative        555,763       965,755     1,788,675     1,451,905
 Commission on working
  interest sales                 1,199,000       240,000     3,584,000       665,000
 Value of warrants granted
  for marketing and legal
  costs                                -         376,132           -         467,782
 Lease operating costs              94,334        85,244       637,524       197,469
                               ------------  ------------  ------------  ------------
   Total Expenses                1,941,067     1,670,337     6,134,401     2,790,564
                               ------------  ------------  ------------  ------------
NET OPERATING INCOME (LOSS)      3,455,906      (593,299)   11,658,369       974,934
                               ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE)
 Other expense                         -             -        (300,000)      (90,000)
 Gain on sale of assets                -             -             -           2,841
 Interest income                    12,756           -          13,773           -
 Interest expense                      -          (2,500)      (11,549)      (14,014)
                               ------------  ------------  ------------  ------------
  Total Other Income (Expense)      12,756        (2,500)     (297,776)     (101,173)
                               ------------  ------------  ------------  ------------
NET INCOME (LOSS) BEFORE
INCOME TAXES                     3,468,662      (595,799)   11,360,593       873,761

INCOME TAXES                    (1,287,682)          -      (3,970,939)     (530,400)
                               ------------  ------------  ------------  ------------
NET INCOME (LOSS)              $ 2,180,980   $  (595,799)  $ 7,389,654   $   343,361
                               ============  ============  ============  ============
BASIC INCOME (LOSS)
PER COMMON SHARE               $      0.02   $     (0.01)  $      0.06   $      0.00
                               ============  ============  ============  ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     120,694,807   109,670,526   119,946,529   106,728,617
                               ============  ============  ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     4


                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                           For the Nine Months Ended
                                                                   September 30,
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 7,389,654   $   343,361
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                    124,202         8,408
   Gain on sale of assets                                          -          (2,841)
   Common stock issued for services rendered                   399,000       656,750
   Additional expense for granting of warrants                     -         467,782
Changes in operating assets and liabilities:
  Increase in accounts receivable and accounts
   receivable, related                                      (5,787,401)   (1,201,079)
  Increase in prepaid stock offering costs                     (59,000)                 -
  Increase in deposits and other assets                       (161,037)     (446,295)
  Increase in taxes payable                                  3,970,939        530,400
  Increase in accounts payable and accrued expenses             37,578            7,354
                                                           ------------   -----------
     Net Cash Provided by Operating Activities               5,913,935       363,840
                                                           ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for oil and gas property development         (2,731,095)     (349,618)
  Expenditures for property and equipment                       (4,602)       (17,198)
  Proceeds from sale of interest in leases                         -          453,917
                                                           ------------  ------------
     Net Cash Used in Investing Activities                  (2,735,697)         87,101
                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term liabilities                          -                90,000
  Payments on notes payable and long-term liabilities       (1,973,602)     (332,976)
  Stock deposits received                                      755,375                               -
  Proceeds from issuance of common stock                       116,000                            60,000
                                                           ------------  ------------
   Net Cash Used in Financing Activities                    (1,102,227)     (182,976)
                                                           ------------  ------------
     NET INCREASE IN CASH                                    2,076,011                           267,965


     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          382,861                           168,539
                                                           ------------  ------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 2,458,872   $   436,504
                                                           ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     6

                        POWDER RIVER BASIN GAS CORP
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                           For the Nine Months Ended
                                                                   September 30,
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------

SUPPLEMENTAL CASH FLOW INFORMATION
  CASH PAID FOR:
   Interest                                                 $   11,549   $     5,252
   Income taxes                                             $      -     $       -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for acquired oil and gas properties   $  115,000   $   200,000
  Oil and gas properties acquired through the issuance
   of debt                                                  $1,750,000   $   565,000
  Common stock issued for subscriptions receivable          $  280,000   $       -




 The accompanying notes are an integral part of these financial statements.
                                     6


                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                  September 30, 2006 and December 31, 2005


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

The results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  DILUTED INCOME (LOSS) PER SHARE

Following is a reconciliation of the diluted income (loss) per share for the three months and nine months ended September 30, 2006 and 2005:

                                                               For the
                                                          Three Months Ended
                                                            September 30,
                                                   -----------------------------
                                                         2006           2005
                                                   -------------- --------------
     Net income available to common shareholders   $   2,180,980   $   (595,799)
                                                   ==============  =============
     Weighted average shares                         120,694,807    109,670,526
     Effect of dilutive securities                     8,100,000              -
                                                   -------------- --------------
                                                    128,794,807     109,670,526
                                                   ==============  =============
     Basic income per share (based
      on weighted average shares)                  $        0.02   $      (0.01)
                                                   ==============  =============

The diluted income per share for the three months ended September 30, 2006 includes common stock equivalents, consisting of 8,100,000 warrants, which were granted during 2005. Weighted average shares issuable upon the exercise of stock warrants (8,100,000 warrants) were not included in the foregoing calculation for the three months ended September 30, 2005 because they are antidilutive.


                                     7


                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                  September 30, 2006 and December 31, 2005

NOTE 2 -  DILUTED INCOME (LOSS) PER SHARE (Continued)

                                                               For the
                                                         Three Months Ended
                                                            September 30,
                                                   -----------------------------
                                                         2006           2005
                                                   -------------- --------------
     Net income available to
      common shareholders                          $   7,389,654  $     343,361
                                                   ==============  =============
     Weighted average shares                         119,946,529    106,728,617
     Effect of dilutive securities                     8,246,154      8,255,311
                                                   -------------- --------------
                                                     128,192,683    114,983,928
                                                   ==============  =============
     Basic income per share (based
       on weighted average shares)                 $        0.06   $       0.00
                                                   ==============  =============

The diluted income per share for the nine months ended September 30, 2006 and 2005 includes common stock equivalents, consisting of 8,100,000 and 8,100,000 warrants, respectively, which were granted during 2005.

NOTE 3 -  OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting. Capitalized interest for the three months and nine months ended September 30, 2006 and 2005 was $0. All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. As of September 30, 2006 and December 31, 2005, proved oil and gas reserves had been identified on certain of the Company's oil and gas properties. During the nine months ended September 30, 2006 and 2005, the Company recorded depletion of $119,363 and $4,800 on its producing properties. All other wells are incomplete as of September 30, 2006 and December 31, 2005.





                                     8

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                  September 30, 2006 and December 31, 2005

NOTE 4 -  SIGNIFICANT TRANSACTIONS

During the nine months ended September 30, 2006, the Company issued the following shares of common stock:

     - 1,100,000 shares through the exercise of common stock warrants at prices ranging from $0.10 to $0.16 per share, for total proceeds of $116,000.
     - 1,900,000 shares for services rendered to various outside consultants at $0.21 per share, for a total value of $399,000.
     - 500,000 shares for work to be performed on one of the Company's oil and gas properties, valued at $115,000, or $0.23 per share.
     - 2,000,000 shares to an unrelated individual in exercise of common stock warrants at prices ranging from $0.12 to $0.16 per share, for total proceeds of $280,000. The $280,000 was not received by the Company at September 30, 2006, thus the amount is recorded as a subscription receivable.

Also during the nine months ended September 30, 2006, the Company sold 25% of a working interest in a producing property to an unrelated party for a total of $11,800,000, less a commission of $2,360,000. The carrying value of the 25% working interest at the date of the sale was $200,000. The receivable balance on this transaction at September 30, 2006 was $3,512,000.

In May 2006, the Company purchased a 95% working interest in a separate property in Texas for a total of $500,000. During the nine months ended September 30, 2006, the Company sold 7.5% of their working interest in this property to an unrelated party for a total of $6,000,000, less a commission of $1,200,000. The carrying value of the 7.5% interest at the date of the sale was $39,375. The receivable balance on this transaction at September 30, 2006 was $2,536,190.

Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months and nine months ended September 30, 2006 and 2005.

During 2005, the Company purchased a 75% working interest in a producing property for a total of $800,000. During 2006, the Company purchased an additional 20% working interest on this same producing property for an additional $1,000,000, plus $250,000 worth of restricted common stock. At September 30, 2006, the balance owing on this note was $750,000, payable at $100,000 every ninety days, with no interest. The $250,000 worth of stock had not been issued, thus the amount is also included in notes payable at September 30, 2006.

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


                                     9

                        POWDER RIVER BASIN GAS CORP.
               Notes to the Consolidated Financial Statements
                  September 30, 2006 and December 31, 2005

NOTE 4 -  SIGNIFICANT TRANSACTIONS (Continued)

On March 1, 2005, the Company sold 25% of the acquired working interest in the producing property as described above, to an unrelated party for a total of $2,500,000, less a commission of $425,000.

During the nine months ended September 30, 2006, the Company received a total of $755,375 for the issuance of a total of 2,289,015 shares of common stock, each at $0.33 per share. Since the shares have not yet been issued by the Company, the amount received has been recorded as stock deposits until such time as the shares are issued to the investors. The Company has either paid or accrued a total of $151,075 in stock offerings costs related to this stock issuance.



<PAGE 10>

                                ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-looking Statements
_________________________________________________________
This report may contain "forward-looking" statements. Examples of forward_looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

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

The Company's current focus is in obtaining leasehold interests which have an upside through re-working existing wells or drilling in proven areas. With extensive research on each new purchase, the Company can minimize its risk as well as reduce any risk for the investors included in the marketing program.

During 2005, the Company acquired the Monroe project containing approximately 300 acres. The Company is working to activate the wells on this project.

During 2005, the Company acquired the Kirby lease in Polk County, TX containing one producer and on injection well. These wells were re-completed and put in production in 2005.

During 2005, the Company acquired a 75% working interest in Lincoln County, Oklahoma containing approximately 960 acres. The Company is currently re-working wells on this project.

During 2005, the Company purchased a 75% working interest in the Weesatche project in Goliad County, Texas. This is a drilling project which contains approximately 2300 acres. An additional 20% interest was purchased during 2006 for an additional $1,250,000. At the time of this filing, 8 wells have been drilled which are now in production.

During 2005, the Company purchased a project in the San Juan Basin in New Mexico. This is a re-work program as well as an offset drilling program which is planned to commence in 2006.

In May 2006, the Company purchased a 95% working interest in the Brookshire Salt Dome in Waller County, Texas.

At the time of this filing one well has been drilled and is waiting completion to be put on production. The Company plans to continue drilling in the fourth quarter.

The Company also purchased a 100% working interest in a project in Amite County, Mississippi. This is a re-work program with production anticipated by December 2006.

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

At September 30, 2006, the Company owned working interests in producing oil and gas leases:

                                                           Percent of
                                                           Working Interest
Lease               WY County               Net Acres      Owned by the Co.
-------             ---------               ---------      ---------------

Leonard Heirs       Arcadia Parish, LA      960                  75%
Osage Project       Osage County, OK        960                  25%
Springhill A        Webster Parish, LA      154                  75%
Springhill B        Bossier Parish, LA      440                  75%
Converse            Converse County, WY     1,815               100%
Monroe Project      Franklin Parish, TX     300                 100%
Kirby Lease         Polk County, TX         40                  100%
Sparks Project      Lincoln County, OK      960                  75%
Weesatche           Goliad County, TX       2,300                70%(1)
San Juan            San Juan, New Mexico    3,560                75%
Brookshire          Waller County, Texas      647                87.5%(2)
Foster Lease        Amite County, MS           40              100%


     (1) During the nine months ended September 30, 2006, the Company sold 25% of a working interest in a producing property to an unrelated party for a total of $11,800,000, less a commission of $2,360,000. The carrying value of the 25% working interest at the date of the sale was $200,000. The receivable balance on this transaction at September 30, 2006 was $3,512,000. As a result of this sale, the Company's owned working interest in this property was reduced to 70%.

     (2) During the nine months ended September 30, 2006, the Company sold 7.5% of a working interest in a non-producing property to an unrelated party for a total of $6,000,000, less a commission of $1,200,000. The carrying value of the 7.5% working interest at the date of the sale was $39,375. The receivable balance on this transaction at September 30, 2006 was $2,536,190. As a result of this sale, the Company's owned working interest in this property was reduced to 87.5%.

Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the sale of working interests has been included as revenue in the accompanying statement of operations for the nine months ended September 30, 2006.

Results of Operations
_____________________
Nine Months Ended September 30, 2006 compared with 2005
__________________________________________________________________

Revenues: During the nine months ended September 30, 2006, the Company reported an increase in oil and gas sales compared to the nine months ended September 30, 2005 of approximately $502,000 or approximately 97%. The Company also reported revenues related to property and working interest sales of $16,771,145 during the nine months ended September 30, 2006, compared to $3,246,083 for the nine months ended September 30, 2005. The Company expects to continue to sell property and working interests in its properties in the future as the properties are developed and additional properties are acquired.

Expenses: During the nine months ended September 30, 2006, the Company reported a substantial increase in expenses of approximately $3,344,000 compared to the nine months ended September 30, 2005, primarily due to the increased commissions on working interest sales, increased lease operating costs related to the increase in production revenue, and consulting services rendered.

Liquidity and Capital Resources
_______________________________

On September 30, 2006, the Company had $6,911,061 in current liabilities, which includes notes payable due within the next twelve months of $1,192,000, and taxes payable estimated at $4,782,294. The current accounts payable include payments to auditors, accounting and legal as well as start up costs. The accrued expenses include accumulated interest on the outstanding notes owed by the Company, and stock deposits received totaling $755,375 for which shares will be issued during the next few months.

The Company's ability to meet any future debt service will be dependant upon the Company's future performance, which will be subject to oil and natural gas prices, the Company's level of production, general economic conditions and financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such changes in oil and natural gas prices and / or production nor by such economic conditions and / or financial, business and other factors. The Company believes, also, that its current marketing program of selling working interests will generate sufficient cash flow in the future. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future bank credit will be available in an amount to enable the Company to service its indebtedness or make necessary expenditures. In such event, the Company would be required to obtain such financing from the sale of equity securities or other debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company. Should sufficient capital not be available, the Company may not be able to continue to implement its business strategy.

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

The Company is not subject to any legal proceedings at September 30, 2006.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006, the Company issued the following shares of common stock:

- 1,100,000 shares through the exercise of common stock warrants at prices ranging from $0.10 to $0.16 per share, for total proceeds of $116,000.
- 1,900,000 shares for services rendered to various outside consultants at $0.21 per share, for a total value of $399,000.
- 500,000 shares for work to be performed on one of the Company's oil and gas properties, valued at $115,000, or $0.23 per share.
- 2,000,000 shares to an unrelated individual in exercise of common stock warrants at prices ranging from $0.12 to $0.16 per share, for total proceeds of $280,000. The $280,000 was not received by the Company at September 30, 2006, thus the amount is recorded as a subscription receivable.

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

                               Powder River Basin Gas Corp.



 Date: November 14, 2006       By: /s/ Brian Fox
                                       Brian Fox, President and Chief
                                       Financial Officer