Form 10KSB
period 2006-12-31
POWDER RIVER BASIN GAS CORP
filed 2007-04-03
CIK 1125557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to_________

Commission File No. 000-31945

POWDER RIVER BASIN GAS CORP.

(Exact Name of Small Business Issuer as Specified in its Charter)

COLORADO	84-1521645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202, 1212-31ST Avenue NE Calgary, Alberta, Canada	T2E 758
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (403) 263-4145

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X]  No [ ]  (2)  Yes [X]  No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [X ]

As of March 23, 2007, there were 146,620,194  shares of the Registrant’s Common Stock, $.001 par value, outstanding.

State the Registrant’s revenues for the December 31, 2006 fiscal year:  $13,174,394.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant was $30,101,965, based on the average bid and ask price of the Registrant's stock on March 23, 2007 of $0.34 per share and 88,535,194 shares held by non-affiliates.  The Registrant's common stock is quoted on the NASDAQ OTCBB under the symbol “PRVB”.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

Part I

Item 1.

Description of Business

(a)

Business Development

1.

Organization.  Powder River Basis Gas Corp. (“Company”) was incorporated as Celebrity Sports Network, Inc. in Colorado on August 29, 1999.  On September 5, 2001, Celebrity Sports acquired Powder River Basin Gas Corporation, and on June 13, 2001, Celebrity Sports changed its name to Powder River Basin Gas Corp.   Until December, 2003, the Company was essentially dormant.

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

(b)

Business of Issuer

General.  The Company is in the business of acquiring and developing the working interest in leases of oil and gas leases with the intent of reselling a portion of the working interests acquired.  The Company reviews and evaluates the geological and other technical data applicable lease in order to determine the likely viability and possible profitability of commencing and completing multiple well drilling programs on the properties covered by the leases.  If determined to be viable, the Company also engages third party contractors to explore for, drill, re-work and further develop the properties in order to maximize economically justified oil and gas production from those leases in a cost effective manner.

1.

Principal Products and Services.   The principal products of the Company are working interests in its oil and gas leases and the oil and gas production from those leases.  Each sale of working interests is made based upon the evaluation of that property. At December 31, 2006, the Company had a long term arrangement for the sale of working interests in properties which it acquired.  The Company has sold most of its working interests to OilPods.com Co., an investor group in the Far East. The revenues received from the sale of a portion of the working interests are used by the Company to develop the properties and for working capital expenses. During the year ended December 31, 2006, the Company received net revenues of $12,620,202 from the sale of working interests in oil and gas leases.  There exist an active market for working interests in oil and gas properties, and the Company does not believe that it will have difficulty in selling working interests in existing or future properties acquired.

2.

Distribution of Products and Services.  The oil and gas produced is sold at the wellhead or transported to the nearest market on a spot basis. The Company has no refining, treatment or processing facilities at any of its properties.  The Company has no long term contracts for the sale of its oil and gas production. The revenues received from the sale of oil and gas production are added to working capital. Gathering and transportation facilities owned by others are generally available in near proximity to the oil and gas production of the Company.  During the year ended December 31, 2006, the Company received net revenues of $554,192 from the sale of its oil and gas production at an average price of $63.58 per barrel of oil and $8.85 per mcf. Management of the Company expects oil and gas prices to remain above historic levels in the near future.

3.

No New Products or Services.  The Company has not announced any new products or services during 2006.  However, the Company has continued to engage in the acquisition of working interests in various oil and gas properties during 2006.

During 2005, the Company acquired the Monroe project containing 300 acres (more or less).  At this filing date, the Company has two wells in production and one injection well in operation..

During 2005, the Company acquired the Kirby lease in Polk County, TX containing one producer and one injection well.  These wells were re-completed and put in production in 2005 and are still operating.

During 2005, the Company acquired a 75% working interest in Lincoln County, Oklahoma containing 960 acres more or less.  At this filing, the Company has 11 wells producing and one additional well in development...

During 2005, the Company purchased a 75% working interest in the Weesatche project in Goliad County, Texas.  At this filing, the Company has 14 wells in operation on approximately 2300 acres .

During 2005, the Company purchased a project in the San Juan Basin in New Mexico.  This is a re-work program as well as an offset drilling program which is planned to commence in June 2007, subject to equipment availability..

During 2006, the Company acquired an additional 20% working interest in the Weesatche project in Goliad County, Texas.

During 2006, the Company acquired a 95% working interest in the Brookshire Salt Dome project in Waller County, Texas, containing approximately 647 acres.  Two wells are currently in production.

During 2006, the Company acquired a 100% working interest in a VF Foster lease in Amite County, Mississippi, which is a re-work program, containing 40 acres.  This property is under development.

During 2006, the Company acquired a 65% working interest and a 48.75% net revenue interest in the Mcfadden Ranch in Victoria County, Texas, containing approximately 5,000 acres.  This property is under development.

4.

Competition. The acquisition of working interests in oil and gas properties is highly competitive. The market consists of many purchasers with substantially greater financial, technical and business assets than available to the Company.  Likewise, the sale of oil and gas production is competitive.

5.

Sources of Raw Materials.  The demand for oil and gas drilling equipment and crews has intensified as the market for oil and gas production and related prices has increased. The Company has not experienced significant delays in procuring the necessary equipment or crews when needed, though such delays may be anticipated in the future.

6.

Dependence Upon Major Customers. In the sale of working interests in oil and gas leases, the Company is dependent upon one major customer.  All of the Company’s sales during 2006 and 2005 were to a single entity, OilPods.com Co, with which the Company has a long term arrangement and understanding. If this arrangement were to terminate, it could materially affect the Company’s prospects.  However, the Company believes that there are a large number of persons and entities interested in purchasing working interests in oil and gas properties, so that the Company could, if necessary, find alternative buyers for the sale of working interests.

In the sale of its oil and gas production, the Company is dependent upon gathering and transportation facilities owned by others in the near proximity of the wells the Company drills in order to market its production from such wells.  There are multiple purchasers for any oil and gas produced.

7.

Patents and Other Intellectual Property Rights. The Company has no patents, trademarks, franchises, concessions, royalty arrangements other than those associated with its working interests in oil and gas properties described in Item 2 below.

8.

Government Regulation.  Drilling for oil and gas is highly regulated by state agencies in which the properties are located.  Permits and bonds are required to commence such operations.  The Company is headquartered in Calgary, Alberta, Canada, and most of its oil and gas operations are located in the United States.  Further, the Company has sold working interests in its oil and gas properties to persons and entities who are not citizens of Canada or of the United States. Despite the international nature of its business, the Company has not experienced any material delays or costs in meeting applicable regulatory requirements or in obtaining all requisite authorizations in order to drill and re-complete its wells.

9.

Future Government Regulation.  The exploration, production and sale of oil and gas are subject to various government regulations and requirements and future governmental regulation is possible.  The Company is not aware of any pending governmental proposals that will have a material effect upon its operations.

10.

Research and Development.  The Company has no ongoing research and development program, but the Company spent approximately $350,000 evaluating and attempting to acquire working interests in leases on oil and gas prospects during 2006.

11.

Environmental Compliance.  The Company estimates that it spent approximately $15,000 during 2006 on compliance with environmental laws, rules and regulations related to its operations.

12.

Employees.  At December 31, 2006, the Company had a total of 8 full time and 2 part time employees.  All employees are at will, with no written employment agreements. Much of the work done for the benefit of the Company is done by independent contractors and third party advisors on an as needed contract basis.

Item 2.

Description of Property

(a)

Principal Properties.  At December 31, 2006, the Company leased its offices in Calgary and in Tulsa, Oklahoma. These offices were adequate for the needs of the Company.

At December 31, 2006, the Company held 80 to 100% working interest in the following shall lease properties in Wyoming, all of which were purchased prior to 2003, for future development:

Lease	WY County	Net Acres	Gross Acres
Cranston	Crook	1,934	1,934
Franklin	Crook	620	1,944
Griffith (1)	Crook	320	640
Griffith (2)	Crook	160	320
Griffith (3)	Crook	440	600
Kanode	Crook	920	1,000
Olds (D Road)	Crook	200	640
Olds (Keyhole)	Crook	120	480
Karmon	Johnston	320	320
Noteboom	Johnston	800	800
Legerski	Sheridan	340	360
Robb	Sheridan	1,486	2,520
Zullig	Sheridan	256	320
		7,916	11,7878

The 2 wells were completed on the Zullig Lease in 2002 and tested again in 2004.  Management of the Company has decided to seek to farm out further development on these wells.  As of December 31, 2006, the Company had no material or significant production from any of these properties in WY.

At December 31, 2006, the Company owned working interests in producing oil and gas leases:

Lease	Where	Net Acres	% Owned
Leonard Heirs	Acadia Parish, LA	960	75%
Osage Project	Osage County, OK	960	25%
Springhill A	Webster Parish, LA	154	75%
Springhill B	Bossier Parish, LA	440	75%
Converse	Converse County, WY	1,815	100%
Monroe Project	Franklin Parish , TX	300	100%
Kirby Lease	Polk County, TX	40	100%
Sparks Project	Lincoln County, OK	960	75%
Weesatche	Goliad County, TX	2300	95%

San Juan	San Juan, New Mexico	3560	75%
Brookshire Salt Dome	Waller County, TX	647	95%
VF Foster	Amite County, MI	40	100%
Mcfadden Ranch	Victoria County, TX	5,000	65%
Mcfadden Ranch	Victoria County TX	5,000	48.75%*
			* net revenue interest

(b)

Investment Policies.  The Company does not invest in real estate, real estate mortgages, securities of persons which invest in real estate, except that the Company is engaged in the business of buying and selling working interests in oil and gas leases.

Item 3.

Legal Proceedings

Before current Management purchased control of the Company in December, 2003, a default judgment was taken against the Company in the case styled John Skinner v. Powder River Basin Gas Corp., Case No. 03-D-540 (MJW) in the US District Court for the District of Colorado for $111,500.   The judgment was for services provided to the Company prior to 2003.  New management did not learn of the matter until after it acquired control of the Company.  On June 29, 2004, the Company settled this judgment by delivering the plaintiff a promissory note for $115,000 payable in monthly installments of $3,000 through December 2007.  The Note is secured by the Companies interest in the Zullig Oil and Gas Lease in Sheridan County, WY.

Before current Management purchased control of the Company in November, 2002, a default judgment was taken against the Company in the case styled Enercom, Inc. v. Powder River Basis Gas Corp., Case No. 02-CV 6801  in the District Court of Denver County, Colorado for approximately $90,000 including post-judgment interest.   The judgment was for services allegedly provided to the Company before 2003. New management did not learn of the matter until after it acquired control of the Company. On December 14, 2004, the Company settled this judgment by delivering the plaintiff a promissory note for $90,000, payable in monthly installments of $5,000.  This note was paid in full in July 2006.

Various other claims have been made against the Company which, when resolved, in the aggregate will not have a material adverse effect upon the Company in the judgment of management of the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)

Market Information.  The Company’s common stock is actively traded on the NASDAQ OTC Bulletin Board under symbol “PRVB”.  The following is the range of bid and asked prices on the OTC during the following periods:

Fiscal Year 2006	High Bid	Low Bid

Quarter ended 12/31/06	$ 0.39	$ 0.33
Quarter ended 9/30/06	$ 0.46	$ 0.28
Quarter ended 6/30/06	$ 0.38	$ 0.24
Quarter ended 3/31/06	$ 0.40	$ 0.21

Fiscal Year 2005	High Bid	Low Bid

Quarter ended 12/31/05	$ 0.24	$ 0.23
Quarter ended 9/30/05	$ 0.25	$ 0.22
Quarter ended 6/30/05	$ 0.23	$ 0.21
Quarter ended 3/31/05	$ 0.40	$ 0.33

Fiscal Year 2004	High Bid	Low Bid

Quarter ended 12/31/04	$ 0.08	$ 0.08
Quarter ended 9/30/04	$ 0.07	$ 0.07
Quarter ended 6/30/04	$ 0.05	$ 0.04
Quarter ended 3/31/04	$ 0.05	$ 0.05

Quotations on the OTC Bulletin Board reflect bid and asked quotations, may reflect inter-dealer prices, without retail markups, mark-downs or commissions, and may not represent actual transactions.

Issuances of unregistered securities. During fiscal 2006, the Company issued securities in the following transactions:

During January 2006, the Company issued a total of 1,900,000 shares of restricted common stock at $0.21 per share to various outside consultants for services rendered totaling $399,000.  The shares were valued based upon the market price of the shares on the date of board approval.  The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

During 2006, the Company issued 1,100,000 shares of restricted common stock to accredited investors through the exercise of outstanding common stock warrants at $0.10 and $0.16 per share for total cash proceeds of $116,000.  The exercise price of the warrants was based on the market price on the date(s) of grant.  The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

During February 2006, the Company issued a total of 500,000 shares of restricted common stock for work performed on one of the Company’s oil and gas properties.  The issuance was valued at $0.35 per share, the market value of the shares on the date of the agreement.  An additional 500,000 shares were issued during August 2006, pursuant to a purchase agreement for an additional 20% working interest in a property (see Note 7).  These shares were valued at $0.40 per share, in excess of the market value of the shares on the date of the agreement. The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

During March 2006, the Company issued 2,000,000 shares of restricted common stock to accredited investors at $0.12 and $0.16 per share for subscriptions receivable totaling $280,000. The shares were valued based upon the market price of the shares on the date of board approval.  The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

During August 2006, the Company issued 2,000,000 shares of restricted common stock to accredited investors for cash at $0.33 per share for total cash proceeds of $660,000. The shares were valued based upon the market price of the shares on the date of board approval.  The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

During October 2006, the Company issued 13,725,387 shares of restricted common stock for cash received during 2004 and 2005 (pursuant to stock deposits totaling $831,625) and 2006 at prices ranging from $0.05 to $0.14 per share for total cash proceeds of $927,000, less stock offering costs of $151,075. The shares were valued based upon the market price of the shares on the date of board approval.  The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

During November 2006, the Company issued 200,000 shares of restricted common stock at $0.34 per share to various consultants for services rendered and prepaid services totaling $68,000.  The shares were valued based upon the market price of the shares on the date of board approval.  The above shares were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

Also during the year ended December 31, 2006, the Company received proceeds of $446,286 for the purchase of 4,245,706 shares of common stock, for which shares are expected to be issued during 2007.  The share prices range from $0.05 to $0.28 per share. The shares were valued based upon the market price of the shares on the date of board approval.

Holders.  As of December 31, 2006, the Company estimates that there are approximately 400 persons and entities which own beneficial interests in the Company’s common stock.

Dividends.  The Company has not paid any dividends on its common stock and it does not intend to do so in the future.  There are no restrictions on the Company’s ability to pay dividends in the future.

Securities authorized for issuance under equity compensation plans. At December 31, 2005, the Company had not adopted any equity compensation plans.

(b)

Not applicable

(c)

Not applicable

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Cautionary Statement Regarding Forward-looking Statements

This report may contain "forward-looking" statements.  Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of management and Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General.  Until late December 2003, the Company was essentially dormant, holding its oil and gas properties for future development and experiencing significant operating losses. In late December, 2003, the current management of the Company acquired control of the Company by purchasing a controlling block of the issued and outstanding stock of the Company. The Company’s current operations consist of acquiring and operating oil and gas properties and exploration and development of oil and gas properties.  The Company does not refine or process any of the oil and gas produced from its properties. The Company sells the oil and gas produced from its properties under short-term contracts at market prices, generally at FOB field prices. The Company generally finances the purchase of new oil and gas properties by selling a portion of the working interest the Company acquires.

Market Conditions:   The price of oil at December 31, 2006 was $60.80 per barrel as compared to $49.56 per barrel at December 31, 2005. The price of natural gas at December 31, 2006 was 5.60 per mcf as compared with $10.02 per mcf at December 31, 2005. The Company expects that world demand for oil and gas will continue to increase.  The Company also believes that the current world political situation, particularly in the major oil and gas producing countries in the Middle East continues to be uncertain, thereby maintaining upward pressures on the price of oil and gas in the near future.

Results of Operations for the Years Ended December 31, 2006 and 2005:

Total revenues increased to $13,174,394 in 2006 compared to $3,850,751 in 2005.  Sales of property and working interests accounted for most of the total revenues for 2006 (96%) as compared with sale of property and working interests in 2005 (84%).  The Company anticipates that oil and gas sales in fiscal 2007 will increase but expects that sales of property and working interests will continue to produce the majority of the Company’s revenues.

Total expenses increased to $4,127,133 in 2006 from $2,954,816 in 2005 due primarily to substantial increases in legal and professional fees and lease operating costs.  These increases are directly attributable to the increase in business activity over 2005.  Management expects that total expenses will remain relatively constant as compared with 2006 during the 2007 fiscal year.

Other expense were $289,830 for 2006, including $300,000 pursuant to a settlement agreement on a note payable and $11,549 in interest expense, offset by $21,719 in interest income.  Other expense for 2005 totaled $99,676, including $90,000 pursuant to a settlement agreement in connection with a lawsuit and $9,676 in interest expense.

Net income increased to $5,725,150 in 2006 from $551,251 in 2005.  This substantial increase is directly attributable to the efforts of management to achieve sales of oil and gas properties and working interests in order to continue to acquire, develop and operate additional oil and gas properties. Management plans to continue to aggressively pursue its strategic objectives in fiscal 2007.

Liquidity and Capital Resources

The Company’s need for new capital is directly related to the acquisition of new oil and gas properties and to associated drilling and operating expenses.  The Company expects to be able to finance new and existing drilling activities out of cash flow.  The Company expects to identify and acquire oil and gas properties for future development where the cost of acquiring a working interest in identified reserves that can be exploited for cost-efficient future production and can be financed by selling a portion of the working interest to be acquired.

Cash and cash equivalents on hand at December 31, 2006 was $2,733,437 as compared to $382,861 at December 31, 2005.  The increase in 2006 is due primarily to an overall increase in the revenue generated through property and working interest sales by the Company.

At December 31, 2006, accounts receivable from related parties totaled a net of $513,625.  The related party is a Company that is owned by the Company’s President..  Accounts receivable totaled $4,251,599, consisting of amounts received from oil and gas operations of the Company during 2006..

Property and equipment of the Company at December 31, 2006 was a net of $22,327.  Property and equipment consists primarily of vehicles and computer equipment associated with operations.

At December 31, 2006, net oil and gas properties totaled $16,614,718, compared to $4,137,734 in 2005.. The substantial increase in oil and gas properties occurred due to management’s aggressive acquisition of additional oil and gas properties during 2006.

At December 31, 2006, total assets were $24,895,055 compared to $8,027,027 in 2005, due to the acquisition of additional oil and gas properties.  Total liabilities increased to $11,209,788 at December 31, 2006 from $2,510,835 at December 31, 2005 due primarily to increases in income taxes payable and notes payable in 2006.

For the year ended December 31, 2006, cash flows from operations totaled $7,105,779.  Cash for operations was generated primarily from sales of properties and working interests, proceeds from stock deposits and proceeds from the sale of common stock. For the prior year, cash flows from operations totaled $661,171.  The large increase in cash flows for 2006 compared with 2005 is due primarily to an increase in revenue through the sale of property and working interests owned by the Company.

For the year ended December 31, 2006, cash used in investing activities totaled $3,206,262, primarily for expenditures for the development of oil and gas properties. In the prior year, cash used in investing activities totaled $686,572, primarily for expenditures for the development of properties, offset by proceeds from the sale of interests in leases.

For the year ended December 31, 2006, cash used in financing activities was $1,548,941, including payments on notes payable and long-term liabilities offset by proceeds from stock deposits and proceeds from the sale of common stock.  In the prior year, proceeds from financing activities was $239,723, including proceeds from notes payable, proceeds from stock deposits and proceeds from the sale of common stock, offset by payments on notes payable and long-term liabilities.

Plans for continuing operations.   Management believes its business and marketing strategy is proving to be a successful strategy for operations.  The Company plans to continue to identify, evaluate, acquire working interests in oil and gas leases; sell a portion of the working interests so acquired; and to explore for, develop and market production from those operations.  The Company expects to continue to be able to finance acquisitions through the sale of working interests.  Management believes that revenues from operations of developed properties will increase in fiscal 2007.

Item 7.

Financial Statements

The financial statements for the reporting period are set forth immediately following the signature page to this Form 10-KSB.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A.

Controls and Procedures

Our principal executive and financial officer has participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our principal executive and financial officer believes that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report.  There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

Item 8B.

Other Information

Not applicable

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)-(b)

Identification of Directors and Executive Officers.  Brian Fox, age 60, is the only director of the Company. He also serves as President, Chief Executive Officer, and Chief Financial Officer of the Company. As a director, Mr. Fox serves until his successor is duly elected by the shareholders of the Company. As a director, Mr. Fox serves at the pleasure of the Board of Directors.  Because Mr. Fox has beneficial ownership of approximately 40% of the 1146,620,194 shares of common stock of the Company which were issued and outstanding at March 23, 2007, it is expected that Mr. Fox will continue to serve in these capacities at his pleasure.

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

(d)

Family Relationships.  Not applicable.

(e)

Business Experience.  The business background and experience of Mr. Fox for the last 5 years is as follows:

Mr. Fox has been in management in the oil and gas exploration and production business for more than 28 years.  During the past 6 years, Mr. Fox has been President of Renco Energy, Inc. and Renard Resources, Inc., both Oklahoma corporations engaged in acquiring and developing working interests in oil and gas properties in the US and in marketing the production from those properties.  Mr. Fox has also been President of Zorro Resources, Inc., an Alberta Canada corporation which engages in oil and gas exploration, production and development in Canada.

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

Item 10.

Executive Compensation

Brian Fox is the President and sole director of the Company.  He was paid compensation of approximately $338,293 by the Company during 2006.  The Company also reimbursed approximately $456,488 in out of pocket expenses incurred by Mr. Fox in connection with business for the Company. There are no other officers or directors of the Company receiving compensation of any kind from the Company.  At this filing, Mr. Fox has no formal employment agreement, written or oral, with the Company.

Item 11.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 23, 2007, the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 146,620,194 shares of our Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group.  Beneficial ownership numbers and calculation of % of class assume the exercise of any outstanding options and warrants and the corresponding increase in the number of outstanding shares.

Title of Class	Name and Address	Number of Shares	% of Class

Common	Brian Fox	56,085, 000(1)	39.62

Securities Ownership of Officers and Directors

Title of Class	Name and Position	Number of Shares	% of Class

Common	Brian Fox Chief Executive Officer, President and Sole Director	See above	See above

(1) Includes 200,000 shares held by spouse and 6,900,000 shares held by Renco Resources, Inc., a company of which Mr. Fox is a principal.

Item 12.

 Certain Relationships and Related Transactions, and Director Independence

On December 17, 2003, effective January 1, 2004, Renard Resources, Inc. assigned to the Company the Leonard Heirs Lease in Acadia Parish, LA in exchange for 38,500,000 shares of common stock of the Company at $.007 per share, the fair market value of the common stock on the date of the assignment.  Mr. Fox is the sole owner of Renard Resources.

Mr. Fox is the principal of Renco Energy, Inc., a company that operates oil and gas properties for the Company and collects fees which are then remitted to the Company.  At December 31, 2006, the Company had an outstanding receivable due from Renco for a total of $513,625.

Brian Fox is the sole director and officer of the Company and is not deemed independent.

Item 13

Exhibits

31	302 Certification
32	906 Certification

Item 14

Principal Accountant Fees and Services

(1)

Audit Fees.  During 2005 and 2006 the Company paid professional services rendered in audit fees of $31,186 and $39,712, respectively, for the audit of the Company financial statements and for the review of financial statements included in the Company’s Form 10-KSB and Forms 10-QSB  to Chisholm Bierwolf & Nilson, LLC, the principal independent Certified Public Accountants for the Company.

(2)

Audit Related Fees.

(3)

Tax Compliance Matters. During 2006 and 2005, the Company paid professional services rendered in tax preparation fees of $1,500 and $0, respectively, for preparation of tax returns to Chisholm, Bierwolf & Nilson, LLC.

(4)

All Other Fees. None

Signatures

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

POWDER RIVER BASIN GAS CORP.

By /s/Brian D. Fox

Brian D. Fox, President and Chief Executive Officer

April 2, 2007

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/Brian D. Fox

Brian D. Fox, Sole Director

April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Powder River Basin Gas Corp.

We have audited the accompanying balance sheet of Powder River Basin Gas Corp. as of December 31, 2005, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powder River Basin Gas Corp. at December 31, 2005 , and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 20, 2006 except for Notes 1g, 1n, 6, 7, 8, 11, which are dated March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Powder River Basin Gas Corp.

We have audited the accompanying balance sheet of Powder River Basin Gas Corp. as of December 31, 2006, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powder River Basin Gas Corp. at December 31, 2006 , and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

March 7, 2007

POWDER RIVER BASIN GAS CORP.
Consolidated Balance Sheet
ASSETS
December 31,
2006
CURRENT ASSETS

Cash and cash equivalents	$2,733,437
Accounts receivable – related parties, net (Note 4)	513,625
Accounts receivable (Notes 1 and 4)	4,251,599
Deferred tax asset (Note 11)	376,849

Total Current Assets	7,875,510

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	22,327

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING (Note 1)

Properties not subject to amortization	8,798,061
Properties being amortized	7,930,631
Accumulated amortization	(113,974)

Net Oil and Gas Properties	16,614,718

OTHER ASSETS

Deposits and other assets	382,500

Total Other Assets	382,500

TOTAL ASSETS	$24,895,055

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Balance Sheet (continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
December 31,
2006
CURRENT LIABILITIES

Accounts payable	$233,626
Stock deposits (Note 6)	446,286
Accrued expenses	322,620
Income taxes payable (Note 11)	3,224,256
Notes payable (Note 3)	6,983,000

Total Current Liabilities	11,209,788

Total Liabilities	11,209,788

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

Common stock, 200,000,000 shares authorized of $0.001
par value, 137,123,194 shares issued
and outstanding, respectively	137,120
Capital in excess of par value	10,380,513
Subscriptions receivable (Note 6)	(330,000)
Other comprehensive income (Note 10)	2,705
Retained earnings	3,494,929

Total Stockholders' Equity	13,685,267

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,895,055

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statements of Operations and Comprehensive Income
	For the
	Years Ended
	December 31,
	2006	2005
		(Restated)
REVENUE
Oil and gas sales, net	$554,192	$622,882
Property and working interest sales, net (Notes 1 and 7)	12,620,202	3,227,869
Total Revenue	13,174,394	3,850,751

EXPENSES
Depreciation, depletion and amortization	98,671	22,985
Bad debt expense	95,481	54,046
General and administrative	1,707,035	1,390,707
Value of warrants granted for marketing,
legal and consulting costs	-	467,782
Legal and professional fees	1,002,098	566,250
Lease operating costs	1,223,848	453,046
Total Expenses	4,127,133	2,954,816

NET OPERATING INCOME	9,047,261	895,935

OTHER INCOME (EXPENSE)
Other expense (Note 9)	(300,000)	(90,000)
Interest income	21,719	-
Interest expense	(11,549)	(9,676)
Total Other Income (Expense)	(289,830)	(99,676)

NET INCOME BEFORE INCOME TAXES	8,757,431	796,259

INCOME TAXES (Note 11)	(3,032,281)	(245,008)

NET INCOME	$5,725,150	$551,251

BASIC INCOME PER COMMON SHARE	$0.05	$0.01

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	124,070,275	108,326,453

COMPREHENSIVE INCOME Foreign Currency Translation	-	-

NET COMPREHENSIVE INCOME	$5,725,150	$551,251

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statements of Stockholders' Equity and Accumulated Comprehensive Income
			Additional		Compre-	Retained
	Common Stock		Paid-in	Subscription	hensive	Earnings
	Shares	Amount	Capital	Receivable	Income	(Deficit)
Balance, December 31, 2004 (restated)	104,050,961	$104,050	$6,115,479	$-	$2,705	$(2,781,472)

Common stock issued in acquisition of properties at $0.10 per share	2,208,133	2,208	218,605	-	-	-

Issuance of common stock warrants	-	-	91,650	-	-	-

Common stock issued for cash in exercise of common stock warrants at $0.05 per share	1,000,000	1,000	49,000	(50,000)	-	-

Common stock issued for cash in exercise of common stock warrants at $0.06 per share	1,000,000	1,000	59,000	-	-	-

Common stock issued for services at $0.21 per share	119,047	119	24,881	-	-	-

Common stock issued for services at $0.25 per share	500,000	500	124,500	-	-	-

Common stock issued for services at $0.185 per share	2,250,000	2,250	414,000	-	-	-

Issuance of common stock warrants	-	-	376,132	-	-	-

Common stock issued for cash in exercise of common stock warrants at $0.05 per share	4,186,666	4,187	205,147	-	-

Net income for the year ended Dec. 31, 2005	-	-	-	-	-	551,251
Balance, December 31, 2005 (restated)	115,314,807	$115,314	$7,678,394	$(50,000)	$2,705	$(2,230,221)

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statements of Stockholders' Equity and Accumulated Comprehensive Income (continued)
			Additional			Compre-	Retained
	Common Stock		Paid-in	Subscription		hensive	Earnings
	Shares	Amount	Capital	Receivable		Income	(Deficit)
Balance, December 31, 2005 (restated)	115,314,807	$115,314	$7,678,394	$(50,000)		$2,705	$(2,230,221)

Common shares canceled	(120,000)	(120)	120	-		-	-

Common stock issued for services rendered valued at $0.21 per share	1,900,000	1,900	397,100	-	-	-	-

Common stock issued in exercise of common stock warrants at $0.10 and $0.16 per share	1,100,000	1,100	114,900	-		-	-

Common stock issued for the development and acquisition of oil and gas properties at prices ranging from $0.35 to $0.40 per share	1,000,000	1,000	424,000	-		-	-

Common stock issued for subscriptions receivable at $0.12 and $0.16 per share	2,000,000	2,000	278,000	(280,000)		-	-

Common stock issued for cash at $0.33 per share	2,000,000	2,000	658,000	-		-	-

Common stock issued for cash at prices ranging from $0.05 to $0.14 per share	13,725,387	13,725	913,274	-		-	-

Stock offering costs	-	-	(151,075)	-		-	-

Common stock issued for services rendered and prepaid services at $0.34 per share	200,000	200	67,800	-		-	-

Net income for the year ended Dec. 31, 2006	-	-	-	-		-	5,725,150
Balance, December 31, 2006	137,120,194	$137,119	$10,380,513	$(330,000)		$2,705	$3,494,929

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,725,150	$551,251
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	98,672	22,985
Bad debt expense	95,481	54,046
Additional expense for granting of warrants	-	467,782
Common stock issued for services rendered	424,500	566,250
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,533,236)	(1,299,796)
(Increase) decrease in deposits and other assets	(149,500)	25,000
Decrease in deferred tax asset	19,893	33,140
Increase in taxes payable	3,012,388	211,868
Increase in accounts payable and accrued expenses	412,431	28,645

Net Cash Provided by Operating Activities	7,105,779	661,171

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for oil and gas property development	(3,200,717)	(1,124,091)
Expenditures for property and equipment	(5,545)	(16,398)
Proceeds from sale of interest in leases	-	453,917

Net Cash Used in Investing Activities	(3,206,262)	(686,572)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable and long-term liabilities	-	90,000
Proceeds from stock deposits	446,286	310,714
Payments on notes payable and long-term liabilities	(2,807,602)	(430,324)
Proceeds from issuance of common stock, net of costs	812,375	269,333

Net Cash Provided by (Used in) Financing Activities	(1,548,941)	239,723

NET INCREASE IN CASH	2,350,576	214,322

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	382,861	168,539

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,733,437	$382,861

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2006	2005
		(Restated)
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$11,549	$9,676
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for subscription receivable	$280,000	$-
Common stock issued for acquired oil and gas properties	$200,000	$220,814
Oil and gas properties acquired through the issuance of debt	$8,375,000	$1,305,000
Common stock issued for services rendered	$424,500	$566,250
Common stock issued in lieu of stock deposits	$831,625	$-
Common stock issued for prepaid services	$217,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Power River Basin Gas Corp. (PRBG) was incorporated in the state of Colorado on June 13, 2001.  The Company originally was engaged in the business of assembling and managing a portfolio of undeveloped acreage in the Powder River basin coal bed methane (CBM) play in Sheridan County, Wyoming.  This acreage is located in a proven geological setting and near operators such as Western Gas Resources, Barrett Resources, Phillips Petroleum, J.M. Huber and others.  The Company has leasehold interests in this project totaling approximately 8,097 net acres.  Two wells have been drilled on one lease and eleven additional wells have been spudded.

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

-

The Kirby lease in Polk County, Texas, containing one producer and one injection well.

-

A 75% working interest in the Weesatche project in Goliad County, Texas, containing approximately 2,300 acres.

-

A 75% working interest in a San Juan Basin project in New Mexico.  This is a re-work program as well as an offset drilling program, containing 3,560 acres.

During 2006, the following properties were acquired:

-

An additional 20% working interest in the Weesatche project in Goliad County, Texas.

-

A 95% working interest in the Brookshire Salt Dome project in Waller County, Texas, containing approximately 647 acres.

-

A 100% working interest in a VF Foster lease in Amite County, Mississippi, which is a re-work program, containing 40 acres.

-

A 65% working interest and a 48.75% net revenue interest in the Mcfadden Ranch in Victoria County, Texas, containing approximately 5,000 acres.

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

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (Continued)

The Company issued 9,000,000 shares of common stock for the receipt of 9,000,000 shares of PRBG, therefore, an adjustment to the shares outstanding was necessary to reflect the other shareholders of the Company at the time of acquisition.  No goodwill was recorded in the acquisition, and the purchase method of accounting was used in recording the business combination.

Summary of Significant Accounting Policies

a.

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.

Basis of Consolidation

The consolidated financial statements include the accounts of Celebrity Sports Network, Inc. and PRBG.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

c.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  In these consolidated financial statements assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

d.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.

Allowance for Bad Debts

Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible.   The allowance for bad debts on accounts receivable was $90,751 as of December 31, 2006.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

f.

Revenue and Cost Recognition

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  Capitalized interest for the years ended December 31, 2006 and 2005 was $0.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  During the years ended December 31, 2006 and 2005, the Company recorded depletion of $88,733 and $19,611 on its properties.  All other wells are incomplete as of December 31, 2006 and 2005.

Sale of Working Interests

The Company is also in the business of selling working interests to an investment group in Singapore.  As the Company finds and purchases new properties, it makes arrangements to sell partial working interests to various individuals referred by the Singapore group.  The revenues are recorded as operating revenues, net of any commission or other costs associated with earning the revenues.  The related percentage of capitalized cost of the property sold is also removed from the oil and gas property account and offset against the proceeds to calculate the net revenue recorded in the operating revenues.

g.

Basic and Fully Diluted Income Per Share

The computation of basic and fully diluted income per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

Income

Shares

Per-Share

(Numerator)

(Denominator)

Amount

For the year ended December 31, 2006:

Basic EPS

  Income to common stockholders

$

5,725,150

124,070,275

$

0.05

For the year ended December 31, 2005:

Basic EPS

  Income to common stockholders

$

551,251

108,326,453

$

0.01

Reconciliation of Denominator:	2006	2005
Weighted Average Shares Outstanding	124,070,275	108,326,453
Stock Warrants Weighted Average	7,227,397	9,375,616
Weighted Average Fully Diluted Shares	131,297,672	117,702,069

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

g.

Basic and Fully Diluted Income Per Share (Continued)

Income

Shares

Per-Share

(Numerator)

(Denominator)

Amount

For the year ended December 31, 2006:

Fully Diluted EPS

  Income to common stockholders

$

5,725,150

131,297,672

$

0.04

For the year ended December 31, 2005:

Fully Diluted EPS

  Income to common stockholders

$

551,251

117,702,069

$

0.00

h.

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

i.

Property and Equipment

Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Vehicles

5 years

Computer equipment

3 years

Equipment

7 years

j.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  At December 31, 2006 and 2005, no impairments were recognized.

k.

Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2006.  The Company has no investments in derivative financial instruments.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

l.

Concentrations of Risk

Functional Currency & Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  In accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses are translated at average monthly exchange rates.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas, gains or losses relating from foreign currency transactions are included in the results of operations.

Cash

The Company has, in its bank account, funds in excess of the $100,000 that is federally insured.  In the event of the failure of the bank, the Company would sustain a loss of funds that exceed $100,000.  At December 31, 2006, the amount of funds in a single account that exceeded the federally insured limit was $2,418,337.  In addition, at December 31, 2006, a total of $1,221,719 of the Company’s cash was being held by an outside company, which account accrues interest at 4.0% per annum.

m.

  Newly Adopted Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has no present expectation of issuing or acquiring any financial insuments likely to be affected by SFAS 155 in the foreseeable future.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  We must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management is currently evaluating the likely impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not believe that the application of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.

Correction of an Error

During the year ended December 31, 2006, management of the Company discovered an error related to the consolidated financial statements as of December 31, 2004, and three separate errors related to the consolidated financial statements for the year ended December 31, 2005.

The first error relates to a lease expense paid by a related company on behalf of the Company during the year ended December 31, 2005, totaling $194,384.  This error caused lease operating costs to be understated by $194,384, with a corresponding overstatement of accounts receivable in the same amount as of December 31, 2005.  The second error relates to funds received during 2004 and 2005 for the purchase of shares of the Company’s common stock, shares which were later issued during the year ended December 31, 2006.  Total funds received in 2004 and 2005, which should have been recorded as a stock deposit rather than a reduction in commission expense, totaled $520,911 and $310,714, respectively.   The third error related to the recording of a stock subscription receivable, in error, as of December 31, 2005 for shares issued during 2005.

Accordingly, the Company has restated the consolidated financial statements as of and for the year ended December 31, 2005 to reflect these errors, along with an adjustment to estimated taxes payable as of December 31, 2004 and 2005.  In addition, retained earnings as of December 31, 2004 is also being restated to reflect the above described error, related to funds received in 2004 for shares issued in 2006.  The effect to the financial statements is as follows:

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.

Correction of an Error (Continued)

Consolidated Balance Sheet
As of December 31, 2004
	As	As Previously	Net
	Restated	Recorded	Change

Deferred tax asset	$ 429,882	$ -	$ 429,882
Stock deposits	520,911	-	520,911
Retained earnings	$ (2,781,471)	$ (2,690,442)	$ (91,029)

Consolidated Balance Sheet
As of December 31, 2005
	As	As Previously	Net
	Restated	Recorded	Change

Accounts receivable	$ 2,327,469	$ 2,521,853	$ (194,384)
Deferred tax asset	396,742	-	396,742
Stock deposits	831,625	-	831,625
Taxes payable	211,868	811,355	(599,487)
Stock subscriptions receivable	50,000	259,333	(209,333)
Retained earnings	$ (2,230,221)	$ (1,991,107)	$ (239,114)

Consolidated Statement of Operations
for the year ended December 31, 2005
	As	As Previously	Net
	Restated	Recorded	Change

Property and working interest sales, net	$ 3,227,869	$ 3,538,583	$ (310,714)
General and administrative	1,390,707	1,181,374	209,333
Lease operating costs	453,046	258,662	194,384
Net income before taxes	796,259	1,510,690	(714,431)
Tax expense	245,008	811,355	(566,347)
Net income	551,251	699,335	(148,084)
Basic income per common share	$ 0.01	$ 0.01	$ 0.00

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2006	2005

Vehicles	$24,856	$24,856
Computer equipment	9,042	4,439
Equipment	942	-

Totals	34,840	29,295
Less: accumulated depreciation	(12,513)	(2,574)

Property and Equipment – Net	$22,327	$26,721

Depreciation expense for the years ended December 31, 2006 and 2005 was $9,939 and $3,373, respectively.

NOTE 3 -

NOTES PAYABLE

Notes payable are detailed in the following schedules:

	December 31,	December 31,
	2006	2005

Note payable to an individual, due on demand,non-interest bearing.	$33,000	$69,000

Note payable to a related company, due on demand, including interest at 12%.	-	46,902

Note payable to a company, due on demand,non-interest bearing.	-	320,000

Note payable to a company, $5,000 due monthly, non-interest bearing.	-	35,000

Note payable to a company, due in February 2006, non-interest bearing.	-	740,000

Note payable to a company, due in August 2008, non-interest bearing, secured by properties.	825,000	-

Note payable to a company, due in April 2007, non- interest bearing, $50,000 due weekly, secured by properties.	6,125,000	-

Note payable to a company, due on demand, non-interest bearing.	-	204,700

Total Notes Payable	$6,983,000	$1,415,602

Less: related party note	-	(46,902)

Less: current portion	(6,983,000)	(1,368,700)

Total Long-Term Notes Payable	$-	$-

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 4 -

RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2005, the Company was owed $513,625 and $455,135, respectively, from Renco Energy, a related company by way of ownership of our CEO.  This amount is included in accounts receivable.

As of December 31, 2006 and 2005, the Company had a note payable due to a related company in the amount of $-0- and $46,902, respectively.  The note payable was due upon demand, bore interest at 12% per annum, and was paid in full during 2006.

NOTE 5 -

COMMITMENTS AND CONTINGENCIES

The Company has entered into various oil and gas leases from several land owners.  Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production.  Some of the leases also provide for a minimum royalty.  As of December 31, 2006 and 2005, no royalties were due.

NOTE 6 -

STOCK TRANSACTIONS

During March 2005, the Company purchased a 75% working interest in a producing property for a total of $800,000.  For the purchase price of $800,000, the Company paid $30,000 in cash, signed a promissory note for $570,000 payable by December 31, 2005 bearing no interest, and issued a total of 2,000,000 shares of common stock valued at $0.10 per share (or $200,000).  The shares issued were valued at the market price of the common stock on the date that the agreement was entered into.

Also during March 2005, the Company issued an additional 2,208,133 shares of common stock for an additional working interest in a property.  The issuance was valued at $0.10 per share.

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

During January 2006, the Company issued a total of 1,900,000 shares of common stock at $0.21 per share to various consultants for services rendered totaling $399,000.  The shares were valued based upon the market price of the shares on the date of issuance.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 6 -

STOCK TRANSACTIONS (Continued)

During 2006, the Company issued 1,100,000 shares of common stock through the exercise of common stock warrants at $0.10 and $0.16 per share for total cash proceeds of $116,000.

During February 2006, the Company issued a total of 500,000 shares of common stock for work performed on one of the Company’s oil and gas properties.  The issuance was valued at $0.35 per share, the market value of the shares on the date of the agreement.  An additional 500,000 shares were issued during August 2006, pursuant to a purchase agreement for an additional 20% working interest in a property (see Note 7).  These shares were valued at $0.50 per share, the market value of the shares on the date of the agreement.

During March 2006, the Company issued 2,000,000 shares of common stock at $0.12 and $0.16 per share for subscriptions receivable totaling $280,000.

During August 2006, the Company issued 2,000,000 shares of common stock for cash at $0.33 per share for total cash proceeds of $660,000.

During October 2006, the Company issued 13,725,387 shares of common stock for cash received during 2004 and 2005 (pursuant to stock deposits totaling $831,625) and 2006 at prices ranging from $0.05 to $0.14 per share for total cash proceeds of $927,000, less stock offering costs of $151,075.

During November 2006, the Company issued 200,000 shares of common stock at $0.34 per share to various consultants for services rendered and prepaid services totaling $68,000.  The shares were valued based upon the market price of the shares on the date of issuance.

During 2006, the Company canceled 120,000 shares of common stock.

Also during the year ended December 31, 2006, the Company received proceeds of $446,286 for the purchase of 4,245,706 shares of common stock, for which shares are expected to be issued during 2007.  The share prices range from $0.05 to $0.28 per share.

NOTE 7 -

PROPERTY AND WORKING INTEREST SALES

As previously discussed, during March 2005, the Company purchased a 75% working interest in a producing property for a total of $800,000.  For the purchase price of $800,000, the Company paid $30,000 in cash, signed a promissory note for $570,000 payable by December 31, 2005 bearing no interest, and issued a total of 2,000,000 shares of common stock valued at $0.10 per share (or $200,000).   On May 1, 2006, the Company purchased an additional 20% working interest in this producing property for a total of $1,250,000.  For the purchase price of $1,250,000, the Company paid $175,000 in cash, $250,000 in restricted stock of the Company and the remainder to be paid in quarterly installments of $100,000 with the final payment of $25,000 to be paid on August 1, 2008.

Also during March 2005, the Company sold 25% of the acquired working interest in the producing property as described above, to an unrelated party for a total of $2,500,000, less a commission of $425,000, resulting in a gain on the sale of $1,875,000.

During August 2005, the Company sold a working interest in a separate producing property to an unrelated party for a total of $1,200,000, less a commission of $240,000, resulting in a gain on the sale of $946,083.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 7 -

PROPERTY AND WORKING INTEREST SALES (Continued)

Both of the 2005 transactions are being recorded as operating revenue, net of any commissions or other costs associated with the transaction, totaling $3,227,869.

During the year ended December 31, 2006, the Company sold 25% of a working interest in a producing property to an unrelated party for a total of $11,800,000, less a commission of $2,360,000.  The carrying value of the 25% working interest at the date of the sale was $200,000.  The receivable balance on this transaction at December 31, 2006 was $2,979,261.

In May 2006, the Company purchased a 95% working interest in a separate property in Texas for a total of $500,000.  During the year ended December 31, 2006, the Company sold 7.5% of their working interest in this property to an unrelated party for a total of $6,000,000, less a commission of $1,200,000.  The carrying value of the 7.5% interest at the date of the sale was $39,375.  The receivable balance on this transaction at December 31, 2006 was $292,000.

Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the years ended December 31, 2006 and 2005.  Net revenue recorded for the year ended December 31, 2006 related to these two sales transactions, net of any commissions or other costs associated with the transactions, was $12,620,202.

On October 4, 2006, the Company purchased a 65% working interest and a 48.75% net revenue interest in a producing property for a total of $6,500,000.  The purchase price of $6,500,000 was to be paid in full by April 15, 2007.

NOTE 8 -

COMMON STOCK WARRANTS

During the year ended December 31, 2005, the Company granted a total of 9,200,000 warrants to purchase common stock as follows:

Warrants	$	Exercise Price	Date of Expiration

1,000,000		$0.12	January 31, 2006
1,000,000		$0.18	January 31, 2007
1,000,000		$0.16	January 31, 2006
1,000,000		$0.24	January 31, 2007
100,000		$0.16	March 31, 2006
4,000,000		$0.185	December 31, 2007
			(see note below)
500,000		$0.21	December 31, 2007
100,000		$0.185	December 31, 2006
100,000		$0.30	December 31, 2007
200,000		$0.20	August 31, 2006
200,000		$0.30	August 31, 2007

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 8 -

COMMON STOCK WARRANTS (Continued)

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”.  Under the provisions of SFAS 123, additional expense of $467,782 was recorded for the year ended December 31, 2005 under the Black-Scholes option pricing model for these warrants, which was calculated based upon the following assumptions:

Risk free interest rate	2.89% - 3.25%
Expected life	1 to 2.42 years
Expected volatility	126.40%
Dividend yield	0.00%

Note:  A total of 2,000,000 of these options were granted to an employee of the Company, were issued at the market price of the Company’s common stock on the date of issue and are accounted for under APB 25, “Accounting for Stock Issued to Employees”. As such, no compensation expense was recognized.  Had compensation cost for the issuance of the options been determined based on fair market value at the grant dates consistent with the method of FASB Statement 123, “Accounting for Stock Based Compensation,” our net income and income per share would have changed, as noted with the pro forma amounts indicated below:

	For the Year Ended
	December 31,	December 31,
	2006	2005
		(Restated)

Net income as reported	$5,725,150	$551,251
Pro forma	$5,725,150	$297,515

Basis income per share
As reported	$0.05	$0.00
Pro forma	$0.05	$0.00

During the year ended December 31, 2006, a total of 2,100,000 of the previously outstanding warrants were exercised, and 300,000 of the warrants expired, unexercised.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2006 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	9,200,000	$0.19
Granted	-	$0.00
Expired/Cancelled	(300,000)	$0.20
Exercised	(2,100,000	$0.14
Outstanding, end of period	6,800,000	$0.20
Exercisable	6,800,000	$0.20

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 8 -

COMMON STOCK WARRANTS (Continued)

The following table summarizes the range of outstanding warrants as of December 31, 2006:

Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.18	1,000,000	0.042	$0.18
$0.19	4,000,000	0.429	$0.19
$0.20	500,000	0.452	$0.20
$0.24	1,000,000	0.042	$0.24
$0.30	300,000	0.365	$0.30
$0.18-$0.30	6,800,000

NOTE 9 -

OTHER EXPENSES

During the year ended December 31, 2005, the Company entered into a settlement agreement in connection with a lawsuit against the Company’s predecessor company for alleged services rendered, totaling $90,000.  Terms of the settlement include payment of $5,000 per month, non-interest bearing, until paid.

During June 2006, the Company also entered into a settlement agreement on a note payable, for an agreed-upon balance of $300,000.  This amount was recorded as other expense for the year ended December 31, 2006.

NOTE 10 -

OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130").  SFAS No. 130 establishes standards for reporting in the financial statements all changes in equity during a period, except those resulting from investments by and distributions to owners.  The cumulative effect of foreign currency translation adjustments to a cash account held by the Company in Canadian dollars, which is included in other comprehensive income in the stockholders’ equity section, consisted of the following:

	December 31,	December 31,
	2006	2005

Balance, beginning of year	$2,705	$2,705

Effect of currency exchange rate changes	-	-

Balance, end of year	$2,705	$2,705

NOTE 11 -

INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes”.  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the years ended December 31, 2006 and 2005 consisted of the following:

	2006	2005
		(Restated)

Current: federal	$3,012,388	$211,868

Deferred: federal	19,893	33,140

Total tax provision	$3,032,281	$245,008

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 11 -

INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2006 and 2005 are as follows:

	2006	2005
		(Restated)

Depreciation: federal	$(5,311)	$(6,660)
Reserve for bad debts: federal	30,855	18,375
Warrants: federal	-	159,046
Stock for services	351,305	225,981

Deferred tax asset	$376,849	$396,742

The income tax provision differs from the amount of income tax as determined by applying the U.S. federal income tax rate of 34% to pretax income from operations due to the following:

	For the Years Ended
	December 31,	December 31,
	2006	2005
		(Restated)

Net income	$3,085,864	$270,728
NOL used	-	(396,426)
Permanent effects	(53,583)	(25,720)
Taxable temporary differences	172,609	369,946
Deductible temporary differences	(192,502)	(403,086)
Change in deferred tax asset valuation	19,893	429,566

Net tax provision	$3,032,281	$245,008

POWDER RIVER BASIN GAS CORP.

S.F.A.S.  69  Supplemental Disclosures

December 31, 2006 and 2005

(Unaudited)

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES

(1)

Capitalized Costs Relating to

Oil and Gas Producing Activities

(In Thousands)

	December 31,	December 31,
	2006	2005

Proved oil and gas producing properties and related lease and well equipment	$7,930	$1,367

Accumulated depreciation and depletion	(114)	(25)

Net Capitalized Costs	$7,816	$1,342

(2)

Costs Incurred in Oil and Gas Property

Acquisition, Exploration, and Development Activities

(In Thousands)

	For the Years Ended
	December 31,	December 31,
	2006	2005

Acquisition of Properties
Proved	$500	$882
Unproved	6,500	777
Exploration Costs	-	-
Development Costs	4,970	1,508

Total Costs Incurred	$11,970	$3,168

The Company does not have any investments accounted for by the equity method.

(3)

Results of Operations for

Producing Activities

(In Thousands)

	For the Years Ended
	December 31,	December 31,
	2006	2005

Sales	$554	$623
Production costs	(1,224)	(453)
Depreciation and depletion	(89)	(25)

Results of operations for producing activities (excluding corporate overhead and interest costs)	$(759)	$145

POWDER RIVER BASIN GAS CORP.

S.F.A.S.  69  Supplemental Disclosures (Continued)

December 31, 2006 and 2005

(Unaudited)

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)

(4)Reserve Quantity Information

(In Thousands)

	Oil	Gas
	BBL	MCF
Proved developed and undeveloped reserves:

Balance, December 31, 2005	3,084	119,565

Purchases of reserves in place	6,413	35,322
Change in estimates	6,586	13,259
Production	(8)	(225)

Balance, December 31, 2006	16,075	167,921

Proved developed reserves (in thousands):
	Oil	Gas
	BBL	MCF

Beginning of the year ended December 31, 2006	374	838
End of the year ended December 31, 2006	474	130,644

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

December 31, 2006 and 2005

(Unaudited)

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)

(5)                                               Standardized Measure of Discounted

Future Net Cash Flows Relating to

Proved Oil and Gas Reserves

(Continued)

      At December 31, 2006

                  (In Thousands)

Future cash inflows	$972,169
Future production and development costs	(317,354)
Future net inflows before income taxes	654,815
Future income tax expense	(102,013)
Future net cash flows	552,801
10% annual discount for estimated timing of cash flows	(169,881)

Standardized measure of discounted future net cash flows	$382,920

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