Form 10QSB
period 2007-03-31
POWDER RIVER BASIN GAS CORP
filed 2007-05-15
CIK 1125557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-31945

POWDER RIVER BASIN GAS CORP.

(Exact name of registrant as specified in its charter)

COLORADO	84-1521645
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 202, 1212 31st Ave NE, Calgary, Alberta, Canada T2E 758

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

At May 11, 2007, there were outstanding 146,620,194 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at March 31, 2007 and our audited balance sheet at December 31, 2006; the related unaudited statements of operations for the three month periods ended March 31, 2007 and 2006; and the related unaudited statement of cash flows for the three month periods ended March 31, 2007 and 2006, are attached hereto.

POWDER RIVER BASIN GAS CORP
Consolidated Balance Sheets
ASSETS
	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$2,326,037	$2,733,437
Accounts receivable – related parties, net	589,581	513,625
Accounts receivable	5,632,368	4,251,599
Deferred tax asset	376,849	376,849

Total Current Assets	8,924,835	7,875,510

PROPERTY AND EQUIPMENT (Net)	62,199	22,327

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	9,634,285	8,798,061
Properties being amortized	9,921,477	7,930,631
Accumulated amortization	(158,927)	(113,974)

Net Oil and Gas Properties	19,396,835	16,614,718

OTHER ASSETS

Deposits and other assets	887,213	382,500

Total Other Assets	887,213	382,500

TOTAL ASSETS	$29,271,082	$24,895,055

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$695,480	$233,626
Stock Deposits	650,064	446,286
Accrued expenses	1,075,52	322,620
Income taxes payable	4,384,170	3,224,256
Notes payable	6,299,000	6,983,000

Total Current Liabilities	13,104,216	11,209,788

Total Liabilities	13,104,216	11,209,788

STOCKHOLDERS' EQUITY

Common stock, 200,000,000 shares authorized of $0.001
par value, 139,223,194 and 116,414,807 shares issued
and outstanding, respectively	139,220	137,120
Capital in excess of par value	10,608,413	10,380,513
Subscriptions receivable	(330,000)	(330,000)
Other comprehensive income	2,705	2,705
Accumulated earnings (deficit)	5,746,528	3,494,929

Total Stockholders' Equity	16,166,866	13,685,267

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,271,082	$24,895,055

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2007	2006

REVENUE

Oil and gas sales	$952,191	$239,280
Property and working interest sales	4,740,843	4,620,000

Total Revenue	5,693,034	4,859,280

EXPENSES

Depreciation, depletion and amortization	47,980	12,145
General and administrative	813,785	296,083
Marketing administration	265,930	-
Bonuses	356,032	-
Legal and professional fees	103,177	-
Lease operating costs	707,040	65,955

Total Expenses	2,293,944	374,183

NET OPERATING INCOME	3,399,090	4,485,097

OTHER INCOME (EXPENSE)

Interest income	12,422	-
Interest expense	-	(1,407)

Total Other Income (Expense)	12,422	(1,407)

NET INCOME BEFORE INCOME TAXES	3,411,512	4,483,690

INCOME TAXES	(1,159,914)	(1,524,455)

NET INCOME	$2,251,598	$2,959,235

BASIC INCOME PER COMMON SHARE	$0.02	$0.03

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	138,689,861	115,971,474

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,251,599	$2,959,235
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	47,980	12,145
Additional expense for granting of warrants	-	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,456,725)	(3,908,546)
Increase in deposits and other assets	(504,713)	(130,000)
Increase in taxes payable	1,159,914	1,524,455
Increase in accounts payable and accrued expenses	1,214,736	3,556

Net Cash Provided by Operating Activities	2,712,791	460,845

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for oil and gas property development	(2,827,070)	(741,418)
Expenditures for property and equipment	(42,899)	-

Net Cash Provided by (Used in) Investing Activities	(2,869,969)	(741,418)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposits received	203,778	-
Payments on notes payable and long-term liabilities	(684,000)	(54,000)
Proceeds from issuance of common stock	230,000	116,000

Net Cash Provided by Financing Activities	(250,222)	62,000

NET INCREASE (DECREASE) IN CASH	(407,400)	(218,573)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,733,437	382,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,326,037	$164,288

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

For the Three Months Ended
March 31,
	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
	$-	$-
Interest	$-	$-
Income taxes

NON-CASH FINANCING ACTIVITIES

Common stock issued for acquired oil and gas properties	$-	$-
Oil and gas properties acquired through the issuance of debt	$-	$-
Common stock issued for retirement of payables	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 1 -

BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

BASIC AND FULLY DILUTED INCOME PER SHARE

Following is a reconciliation of the basic income per share for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Net income available to common shareholders	$2,251,598	$2,959,235

Weighted average shares	138,689,861	115,971,474

Basic income per share (based on weighted average shares)	$0.02	$0.03

Following is a reconciliation of the fully diluted income per share for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
Net income available to common shareholders	$2,251,598	$2,959,235

Weighted average shares	138,689,861	115,971,474
Effect of dilutive securities	5,233,333	8,843,333

	143,923,194	124,514,807

Diluted income per share (based on weighted average shares)	$0.02	$0.02

The diluted income per share for the three months ended March 31, 2007 and 2006 includes common stock equivalents, consisting of 4,700,000 and 4,700,000 warrants, respectively, which were granted during 2005.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 -

OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  Capitalized interest for the three months ended March 31, 2007 and 2006 was $0.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  As of March 31, 2007 and December 31, 2006, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties.  During the three months ended March 31, 2007 and 2006, the Company recorded depletion of $44,953 and $10,533 on its producing properties.  All other wells are incomplete as of March 31, 2007 and December 31, 2006.

NOTE 4 -

SIGNIFICANT TRANSACTIONS

During the three months ended March 31, 2007, the Company issued the following shares of common stock:

-

2,100,000 shares through the exercise of common stock warrants at prices ranging from $0.06 to $0.20 per share, for total proceeds of $230,000.

In May 2006, the Company purchased a 95% working interest in a separate property in Texas for a total of $500,000.  During the three months ended March 31, 2007, the Company sold 7.5% of their working interest in this property to an unrelated party for a total of $6,000,000, less a commission of $1,200,000.  The carrying value of the 7.5% interest at the date of the sale was $68,625.  The receivable balance on this transaction at March 31, 2007 was $4,731,375.

Since the Company is in the business of buying and selling working interest in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months ended March 31, 2007 and 2006.

Employment Agreement

On May 10, 2007 the Company entered into an employment agreement with its Chief Executive Officer (CEO), effective January 1, 2007.  Per the terms of the agreement the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 10% of the Company’s net income before taxes to the Company that exceeds $750,000 per quarter.  For the period ended March 31, 2007 the amount of accrued bonus related to this agreement was $297,376.

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

March 31, 2007 and December 31, 2006

NOTE 4 -

SIGNIFICANT TRANSACTIONS (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2006, the Company acquired a 95% working interest in the Brookshire Salt Dome project in Waller County, Texas, containing approximately 647 acres.  Two wells are currently in production.  During the three months ended March 31, 2007, the Company sold 7.5% of their working interest in this property to an unrelated party for a total of $6,000,000, less a commission of $1,200,000.  The carrying value of the 7.5% interest at the date of the sale was $68,625.  The receivable balance on this transaction at March 31, 2007 was $4,731,375. Since the Company is in the business of buying and selling working interest in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months ended March 31, 2007 and 2006.

Employment Agreement

On May 10, 2007 the Company entered into an employment agreement with its Chief Executive Officer (CEO), effective January 1, 2007.  Per the terms of the agreement the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 10% of the Company’s net income before taxes to the Company that exceeds $750,000 per quarter.  For the period ended March 31, 2007 the amount of accrued bonus related to this agreement was $297,376.

Results of Operations for the Three Months Ended March 31, 2007 compared with 2006

Revenues:  Total revenues increased to $5,693,034 in the three months ended March 31, 2007 from $4,859,280 in the prior year period. During the three months ended March 31, 2007, the Company had revenues from oil and gas sales of $952,191, an increase of $712,911 or approximately 298% compared to $239,280 for the three months ended March 31, 2006. The Company also had revenues from property and working interest sales of $4,740,843, an increase of $120,843 or approximately 2.6% compared to $4,620,000 for the three months ended March 31, 2006.  The Company anticipates that oil and gas sales in the balance fiscal 2007 will increase but expects that sales of property and working interests will continue to produce the majority of the Company’s revenues.

Expenses:  Total expenses increased significantly for the three months ended March 31, 2007 to $2,293,944 from $374,183 in the prior year period.  The increase is attributable primarily to large increases in general and administrative expenses, lease operating costs, bonuses, marketing administration and legal and professional fees.

Some of these increases are in expenses directly associated with the increase in business activities over the prior year period.  In addition, the Company entered into an employment agreement with its Chief Executive Officer, as described above, that includes the payment of a salary and bonus based on the Company’s net income before taxes.  The Company has also incurred additional expenses for marketing its property and working interests.

Net Income:  Due to the significant increases in expenses outlined above, net income for the three months ended March 31, 2007 decreased to $2,251,598 from $2,959,235 in the prior year period.  Management believes that the increased expenses are necessary to support operations staff and services such that the Company can continue to achieve sales of oil and gas properties and working interests, as well as to continue to acquire, develop and operate additional oil and gas properties. Management plans to continue to aggressively pursue its strategic objectives in the balance of fiscal 2007.

Liquidity and Capital Resources

The Company’s need for new capital is directly related to the acquisition of new oil and gas properties and to associated drilling and operating expenses.  The Company expects to be able to finance new and existing drilling activities primarily out of cash flow.  The Company expects to identify and acquire oil and gas properties for future development where the cost of acquiring a working interest in identified reserves that can be exploited for cost-efficient future production and can be financed by selling a portion of the working interest to be acquired.

Cash and cash equivalents on hand at March 31, 2007 was $2,326,037 as compared to $2,733,437 at December 31, 2006.  At March 31, 2007, accounts receivable from related parties totaled a net of $589,581.  The related party is a Company that is owned by the Company’s President.  Accounts receivable totaled $5,632,368, consisting of amounts received  primarily from the sale of 7.5% of the Companies working interest in a property in Texas to an unrelated party for a total of $6,000,000, less a commission of $1,200,000.

Property and equipment of the Company at December 31, 2006 was a net of $62,199.  Property and equipment consists primarily of vehicles and computer equipment associated with operations.

At March 31, 2007, net oil and gas properties totaled $19,396,835 compared to $16,614,718 at December 31, 2006. The increase in oil and gas properties occurred due to management’s acquisition of additional oil and gas properties during the three months ended March 31, 2007.

At March 31, 2007, total assets were $29,271,082 compared to $24,895,055 at December 31, 2006, due to the acquisition of additional oil and gas properties.  Total liabilities increased to $13,104,216 at March 31, 2007 from $11,209,788 at December 31, 2006 due primarily to increases in income taxes payable, accrued expenses, accounts payable and stock deposits, offset by a decrease in notes payable.

For the three months ended March 31, 2007, cash flows from operations totaled $2,712,791 compared to $460,845 for the prior year period.  Cash for operations was generated primarily from sales of properties and working interests, proceeds from stock deposits and proceeds from the sale of common stock.

For the three months ended March 31, 2007, cash used in investing activities totaled $2,869,969, primarily for expenditures for the development of oil and gas properties. In the prior year, cash used in investing activities totaled $741,418, for expenditures for the development of properties.

For the three months ended March 31, 2007, cash used in financing activities was $250.222, including payments on notes payable and long-term liabilities offset by proceeds from stock deposits and proceeds from the issuance of common stock for the exercise of outstanding warrants.  In the prior year, proceeds from financing activities was $62,000, including proceeds from the issuance of common stock offset by payments on notes payable and long-term liabilities.

Plans for continuing operations.   Management believes its business and marketing strategy is proving to be a successful strategy for operations.  The Company plans to continue to identify, evaluate, acquire working interests in oil and gas leases; sell a portion of the working interests so acquired; and to explore for, develop and market production from those operations.  The Company expects to continue to be able to finance acquisitions through the sale of working interests.  Management believes that revenues from operations of developed properties will increase in the balance of fiscal 2007.

Impact of Inflation

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

PART II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings at March 31, 2007.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued 2,100,000 shares through the exercise of common stock warrants at prices ranging from $0.06 to $0.20 per share, for total proceeds of $230,000.

The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Employment Agreement

On May 10, 2007 the Company entered into an employment agreement with its Chief Executive Officer (CEO), effective January 1, 2007.  Per the terms of the agreement the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 10% of the Company’s net income before taxes to the Company that exceeds $750,000 per quarter.  For the period ended March 31, 2007 the amount of accrued bonus related to this agreement was $297,376.

ITEM 6 - EXHIBITS

Exhibit 10.1 – Executive Employment Agreement dated May 10, 2007.

Exhibit 31.1 - Certification of principal executive and financial officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

Exhibit 32.1 - Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Powder River Basin Gas Corp.

Date: May 15, 2007

By: /s/ Brian Fox

Brian Fox, Chief Executive Officer, President and Chief Financial Officer