Form 10QSB/A
period 2007-03-31
POWDER RIVER BASIN GAS CORP
filed 2007-05-15
CIK 1125557

Exhibit 10.1

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into effective the 10th day of May, 2007, by and between Powder River Basin Gas Corp. (the "Company"), _____________________, and Brian Fox (the "Executive").

PREMISES

A.

The Board of Directors of the Company (the "Board"), desires to employ the Executive as its Chief Executive Officer.

B.

The Executive desires to perform all of such services as the Company’s Chief Executive Officer and the Company, ______________,  and the Executive want to enter into a written agreement as to their understanding of the employment relationship.

C.

The Board has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company.  The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations.

FOR AND IN CONSIDERATION of the mutual covenants contained herein and of the mutual benefits to be derived hereunder, the parties agree as follows:

1.

Definitions.   Whenever used in this Agreement, the following terms shall have the meanings set forth below:

(a)

“Accrued Benefits” shall mean the amount payable not later than ten (10) days following an applicable Termination Date and which shall be equal to the sum of the following amounts:

(i)

All salary, options, bonus or stock awards, earned or accrued through the Termination Date;

(ii)

Reimbursement for any and all monies advanced in connection with the Executive’s employment  for reasonable and necessary expenses incurred by the Executive and approved by the Company through the Termination Date; and

(iii)

All other payments and benefits to which the Executive may be entitled under the terms of any benefit plan of the Company.

(b)

“Board” shall mean the board of directors of the Company.

(c)

“Cause” shall mean any of the following:

(i)

The engagement by the Executive in fraudulent conduct, which the Board determines, in its sole discretion, has a significant adverse impact on the Company in the conduct of the Company’s business;

(ii)

 Conviction of a felony, as evidenced by a binding and final judgment, order or decree of a court of competent jurisdiction, which the Board determines, in its sole discretion, has a significant adverse impact on the Company in the conduct of the Company’s business;

(iii)

Neglect or refusal by the Executive to perform his duties or responsibilities; or

(iv)

A material violation by the Executive of the Company’s established policies and procedures.

(d)

"Change of Control" shall mean:

(i)

The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (1) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (d), the following acquisitions shall not constitute a Change of Control:  (1) any acquisition directly from the Company, (2) any acquisition by the Company, (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (4) any acquisition by any corporation pursuant to a transaction which complies with clauses (1), (2) and (3) of subsection (iii) of this Section 1; or

(ii)

(1) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board or (2) a majority of the members of the Board ceases to be comprised of Directors whose most recent election to the Board was approved by at least a majority of the Incumbent Board prior to such election; or

(iii)

Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (1) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (2) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (3) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

(iv)

Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

(e)

"Change of Control Period" shall mean the term of this Agreement and any renewal or extension thereof.

(f)

“Code”  shall mean the Internal Revenue Code of 1986,  as amended from time to time.

(g)

“Confidential Information” means information (i) disclosed to or known by the Executive as a consequence of or through his/her employment with the Company, (ii) not generally known outside the Company, and (iii) which relates to the Company’s business.  Confidential Information includes, but is not limited to, information of a technical nature, such as methods and materials, trade secrets, inventions, processes, formulas, systems, computer programs, and studies, and information of a business nature such as business plans, market information, costs, customer lists, and so forth.

(h)

“Developments” means all Inventions, whether or not patentable, computer programs, copyright works, trademarks, Confidential Information, Works of Authorship, and other intellectual property, made, conceived or authored by the Executive, alone or jointly with others, while employed by the Company; whether or not during normal business hours or on the Company’s premises, that are within the present or reasonably contemplated scope of the Company’s business at the time such Developments are made, conceived, or authored, or which result from or are suggested by any work the Executive or others may do for or on behalf of the Company;

(i)

“Invention” means discoveries, concepts, and ideas, whether or not patentable or copyrightable, including but not limited to improvements, know-how, data, processes, methods, formulae, and techniques, as well as improvements thereof, or know-how related thereto, concerning any past, present or prospective activities of the Company which the Executive makes, discovers or conceives (whether or not during the hours of his engagement of with the use of the Company’s facilities, materials or personnel), either solely or jointly with others during his engagement by the Company or any affiliate and, if based on or related to Proprietary Information, at any time after termination of such engagement.

(j)

“Intellectual Property” means Inventions, Confidential Information, Works of Authorship, patent rights, trademark rights, service mark rights, copyrights, know-how, Developments and rights of like nature arising or subsisting anywhere in the world, in relation to all of the foregoing, whether registered or unregistered.

(k)

“Notice of Termination” shall mean the notice described in Section 13 hereof.

(l)

“Person” shall mean any individual, partnership, joint venture, association, trust, corporation or other entity, other than an executive benefit plan of the Company of an entity organized, appointed of established pursuant to the terms of any such benefit plan.

(m)

“Proprietary Information” shall mean any and all methods, inventions, improvements or discoveries, whether or not patentable or copyrightable, and any other information of a similar nature related to the business of the Company disclosed to the Executive or otherwise made known to him as a consequence of or through his engagement by the Company (including information originated by the Executive) in any technological area previously developed by the Company or developed, engaged in, or researched, by the Company during the term of the Executive’s engagement, including, but not limited to, trade secrets, processes, products, formulae, apparatus, techniques, know-how, marketing plans, data, improvements, strategies, forecasts, customer lists, and technical requirements of customers, unless such information is in the public domain to such an extent as to be readily available to competitors.

(n)

“Termination Date” shall mean, except as otherwise provided in Section 13 hereof,

(i)

The Executive’s date of death;

(ii)

Thirty (30) days after the delivery of the Notice of Termination terminating the Executive’s employment on account of Illness or Incapacity pursuant to Section 17 hereof, unless the Executive returns on a full-time basis to the performance of his duties prior to the expiration of such period;

(iii)

Thirty (30) days after the delivery of the Notice of Termination if the Executive’s employment is terminated by the Executive voluntarily; and

(iv)

Thirty (30) days after the delivery of the Notice of Termination if the Executive’s employment is terminated by the Company for any reason other than death or Disability.

(o)

“Termination Payment” shall mean the payment described in Section 15 hereof.

(p)

“Works of Authorship” means an expression fixed in a tangible medium of expression regardless of the need for a machine to make the expression manifest, and includes but is not limited to, writings, reports, drawings, sculptures, illustrations, video recordings, audio recordings, computer programs, and charts.

2.

Employment.  The Company hereby employs the Executive to perform those duties generally described in this Agreement, and the Executive hereby accepts and agrees to such employment on the terms and conditions hereinafter set forth.

3.

Stated Term.   The Executive’s Employment shall commence on or about January 1, 2007, and shall end on ______________________, unless extended or renewed by the written agreement of the parties or until the Executive’s employment under this Agreement is terminated.

4.

Duties.  During the term of this Agreement, the Executive shall be employed by the Company as its Chief Executive Officer to perform the following duties:

a.

Manage day to day operations;

b.

Research and identify business prospects;

c.

Oversee all business operations.

The Executive shall devote substantially all of his working time and efforts to the business of the Company and its subsidiaries and shall not during the term of this Agreement be engaged in any other substantial business activities which will significantly interfere or conflict with the reasonable performance of his duties hereunder.

5.

Compensation.

(a)

Salary.  For all services rendered by the Executive, the Company shall pay to the Executive a salary of $600,000 per year throughout the term of this Agreement, payable semi-monthly.  All salary payments shall be made to ___________________, a company controlled exclusively by Executive, and shall not be subject to withholding or other applicable taxes. The rate of salary may be increased at any time as the Board may determine, based on earnings, increased business activities of the Company, or such other factors as the Board may deem appropriate.

(b)

Stock Options and/or Stock Awards. [This section is reserved for a description of the terms any Stock Options or Awards that may be awarded a part of the Executive’s employment compensation.]

(c)

Bonus Compensation.  The Company shall pay Executive, directly or through Executive’s company ___________________, a cash bonus fee of 10% of the Company’s net income before taxes as determined at the end of each fiscal quarter, on net income before taxes to the Company that exceeds $750,000 per quarter.  This performance bonus level has been set based on levels of net income before taxes for fiscal 2006 and projected net income before taxes anticipated to be realized in fiscal 2007.  Adjustments to the bonus levels may be made at the discretion of the board of directors in any extension of this Agreement.

(d)

Executive Benefits.  The Company shall provide such health and medical insurance for the Executive in the form and program chosen by the Company for such full-time employees.  In addition to the stock option plan specified in subsection (b) above, the Executive shall be entitled to participate in any retirement, pension, profit-sharing, stock option, or other plan as in effect from time to time on the same basis as other employees.

6.

Expenses.

(a)

The Company will reimburse the Executive for expenses incurred in connection with the Company's business, including expenses for travel, lodging, meals, beverages, entertainment, and other items on the Executive's periodic presentation of an account of such expenses.

(b)

In the event the Company requires the Executive to relocate from the Executive’s principal place of residence the Company with provide for the reimbursement of the Executive’s relocations expenses consistent with the Company’s policy relating to relocation.

7.

Vacations.  Employee shall be entitled each year during the term hereof to a paid vacation of at least four weeks.  Vacation shall be taken by Employee at a time and with starting and ending dates mutually convenient to Employer and Employee.  Vacation or portions of vacations not used in one employment year shall not be carry over to the succeeding employment year.

8.

Working Facilities.  The Company shall provide to the Executive, offices and facilities appropriate to the Executive’s position and suitable for the performance of the Executive’s duties.

9.

Nondisclosure of Proprietary and Confidential Information.  Recognizing that the Company is presently engaged, and may hereafter continue to be engaged, in the research and development of processes and the performance of services which involve experimental and inventive work; and that the success of the Company’s business depends upon the protection of the processes, products and services by patent, copyright or by secrecy; and that the Executive has had, or during the course of  his engagement may have, access to Proprietary and Confidential Information of the Company, as herein defined, or other information and data of a secret or propriety nature of the Company which the Company wishes to keep confidential and the Executive has furnished, or during the course of his engagement may furnish, such information to the Company, the Executive agrees and acknowledges that:

(a)

The Company has exclusive property rights to all Proprietary and Confidential Information and the Executive hereby assigns all rights he might otherwise possess in any Proprietary and Confidential Information to the Company.  Except as required in the performance of his duties to the Company, the Executive will not at any time during or after the term of his engagement, which term shall include any time in which the Executive may be retained by the Company as a consultant, directly or indirectly use, communicate, disclose or disseminate any Proprietary or Confidential Information of a secret, proprietary, confidential or generally undisclosed nature relating to the Company, its products, customers, processes and services, including information relating to testing, research, development, manufacturing, marketing and selling.

(b)

All documents, records, notebooks, notes, memoranda and similar repositories of, or containing, Proprietary and Confidential Information or any other information of a secret, proprietary, confidential or generally undisclosed nature relating to the Company or its operations and activities made or complied by the Executive at any time or made available to him prior to or during the term of his engagement by the Company, including any and all copies thereof, shall be the property of the Company, shall be held by him in trust solely for the benefit of the Company, and shall be delivered to the Company by him on the termination of his engagement or at any other time on the request of the Company.

(c)

The Executive will not assert any rights under any inventions, trademarks, copyrights, discoveries, concepts or ideas, or improvements thereof, or know-how related thereto, as having been made or acquired by him prior to his being engaged by the Company or during the term of his engagement if based on or otherwise related to Proprietary or Confidential Information.

10.

Assignment Of Inventions.

(a)

All Inventions shall be the sole property of the Company, and the Executive agrees to perform the provisions of this Section 10 with respect thereto without the payment by the Company of any royalty or any consideration therefor other than the regular compensation paid to the Executive in the capacity of an the Executive or consultant.

(b)

The Executive shall maintain written notebooks in which he shall set forth, on a current basis, information as to all Inventions, describing in detail the procedures employed and the results achieved as well as information as to any studies or research projects undertaken on the Company’s behalf.  The written notebooks shall at all times be the property of the Company and shall be surrendered to the Company upon termination of his engagement or, upon the request of the Company, at any time prior thereto.

(c)

The Executive shall apply, at the Company’s request and expense, for United States and foreign letters patent or copyrights either in the Executive’s name or otherwise as the Company shall desire.

(d)

The Executive hereby assigns to the Company all of his rights to such Inventions, and to applications for United States and/or foreign letters patent or copyrights and to United States and/or foreign letters patent or copyrights granted upon such Inventions.

(e)

The Executive shall acknowledge and deliver promptly to the Company, without charge to the Company, but at its expense, such written instruments (including applications and assignments) and do such other acts, such as giving testimony in support of the Executive’s inventorship, as may be necessary in the opinion of the Company to obtain, maintain, extend, reissue and enforce United States and/or foreign letters patent and copyrights relating to the Inventions and to vest the entire right and title thereto in the Company of its nominee.  The Executive acknowledges and agrees that any copyright developed or conceived of, by the Executive during the term of his employment which is related to the business of the Company shall be a “work for hire” under the copyright law of the United States and other applicable jurisdictions.

(f)

The Executive represents that his performance of all the terms of this Agreement and as an the Executive of or consultant to the Company does not and will not breach any trust prior to his employment by the Company.  The Executive agrees not to enter into any agreement either written or oral in conflict herewith and represents and agrees that he has not brought and will not bring with him to the Company or use in the performance of his responsibilities at the Company any materials or documents of a former Company which are not generally available to the public, unless he has obtained written authorization from the former Company for their possession and use, a copy of which has been provided to the Company.

(g)

No provisions of the Paragraph shall be deemed to limit the restrictions applicable to the Executive under Section 9 and 10.

11.

Shop Rights.  The Company shall also have the royalty-free right to use in its business, and to make, use and sell products, processes and/or services derived from any inventions, discoveries, concepts and ideas, whether or not patentable, including but not limited to processes, methods, formulas and techniques, as well as improvements thereof or know-how related thereto, which are not within the scope of Inventions as defined herein but which are conceived of  or made by the Executive during the period he is engaged by the Company or with the use or assistance of the Company’s facilities, materials, or personnel.

12.

Non-Compete.  The Executive hereby agrees that during the term of this Agreement and any renewal or extension term thereof, and for the period of 2 year(s) from the termination thereof, that the Executive will not:

(a)

Own, manage, operate, or control any business of the type and character engaged in and competitive with the Company or any subsidiary thereof.  For purposes of this paragraph, ownership of securities of not in excess of two and one-half percent (2.5%) of any class of securities of a public company listed on a national securities exchange or on the National Association of Securities Dealers Automated Quotation System (NASDAQ) shall not be considered to be competition with the Company or any subsidiary thereof;

(b)

Act as, or become employed as, an officer, director, executive, consultant or agent of any business of the type and character engaged in and competitive with the Company or any of its subsidiaries;

(c)

Solicit any similar business to that of the Company’s for, or sell any products or services that are in competition with the Company’s products and services to, which is, as of the date hereof, a customer or client of the Company or any of its subsidiaries, or was such a customer or client thereof; or

(d)

Solicit the employment of, or hire, any full time the Executive employed by the Company or its subsidiaries as of the date of termination of this Agreement.

13.

Termination.  The Company may not terminate this Agreement during its term without Cause as defined herein.  If this Agreement is terminated by the Company without Cause, the Executive shall be entitled to the Termination Payments set forth in Section 15 hereof.  Any termination by the Company or the Executive of the Executive’s employment during the term hereof shall be communicated by written Notice of Termination to the Executive, if such Notice of Termination is delivered by the Company, and to the Company, if such Notice of Termination is delivered by the Executive, all in accordance with the following procedures:

(a)

The Notice of termination shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances alleged to provide a basis for termination;

(b)

Any Notice of Termination by the Company shall be approved by a resolution duly adopted by a majority of the members of the Board;

(c)

Any Notice of Termination by the Executive shall be provided to  the Board at least 30 days prior to leaving the employment of the Company.  Upon the end of the thirty days, all compensation provisions of this Agreement shall cease.

14.

Termination Upon Change of Control.  Notwithstanding any provision of this Agreement to the contrary, the Executive may terminate this Agreement upon a Change of Control, provided the Executive has been given ninety (90) days to consider whether to continue in the same capacity with the acquiring entity or accept Termination Payments consistent with Section 15 below.

15.

Termination Payments. [This section reserved for the description of termination payments, if any, that may be applicable to the Executive’s employment under this Agreement.]

16.

Death During Employment.  If the Executive dies during the term of this Agreement, the Company shall have no further obligations to pay the Executive other than any Accrued Benefits.

17.

Illness or Incapacity.   If the Executive is unable to perform the Executive’s services by reason of illness or incapacity for a period of more than three (3) consecutive months, the compensation thereafter payable to the Executive during the next three (3) consecutive months shall be 50% of the compensation provided for herein. During such period of illness or incapacity, the Executive shall be entitled to receive incentive compensation if any. Notwithstanding the foregoing, if such illness or incapacity does not cease to exist within a six (6) consecutive month period, the Executive shall not be entitled to receive any further compensation nor any payments for such illness or incapacity, and the Company may terminate this Agreement without further liability to the Executive.  Any existing options to purchase the Company’s common stock held by the Executive at the time of termination shall be governed by the terms of the option and not affected by this provision.  Notwithstanding any of the foregoing, if such illness or incapacity ceases prior to six (6) consecutive months, at the termination of such illness or incapacity, the Executive shall be entitled to receive the Executive’s full compensation payable pursuant to the terms of this Agreement.

18.

Nontransferability.  Any right to receive any payment due under this Agreement or any other rights hereunder are expressly declared nontransferable.

19.

Indemnification.  The Company shall indemnify the Executive and hold the Executive harmless from liability for acts or decisions made by the Executive while performing services for the Company to the greatest extent permitted by applicable law.  The Company shall use its best efforts to obtain coverage for the Executive under any insurance policy now in force or hereafter obtained during the term of this Agreement insuring officers and directors of the Company against such liability.

20.

Assignment.  This Agreement may not be assigned by either party without the prior written consent of the other party.

21.

Entire Agreement.  This Agreement is and shall be considered to be the only agreement or understanding between the parties hereto with respect to the employment of the Executive by the Company.  All negotiations, commitments, and understandings acceptable to both parties have been incorporated herein.  No letter, telegram, or communication passing between the parties hereto covering any matter during this contract period, or any plans or periods thereafter, shall be deemed a part of this Agreement; nor shall it have the effect of modifying or adding to this Agreement unless it is distinctly stated in such letter, telegram, or communication that is to constitute a part of this Agreement and is attached as an amendment to this Agreement and is signed by the parties to this Agreement.

22.

Enforcement.  Each of the parties to this Agreement shall be entitled to any remedies available in equity or by statute with respect to the breach of the terms of this Agreement by the other party.  The Executive hereby specifically acknowledges and agrees that a breach of the provisions of Sections 9, 10, 11 or 12 of this Agreement will cause irreparable harm and damage to the Company, that the remedy at law, for the breach or threatened breach of this Agreement will be inadequate, and that, in addition to all other remedies available to the Company for such breach or threatened breach (including, without limitation, the right to recover damages), the Company shall be entitled to injunctive relief for any breach or threatened breach of the provisions of  Sections 9, 10, 11 or 12 of this Agreement.

23.

Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of Oklahoma.  Venue for any subsequent legal proceeding involving disputes arising out of this Agreement shall lie exclusively in Oklahoma’s _________ Judicial District Court, ___________County, Oklahoma.

24.

Severability.  If and to the extent that any court of competent jurisdiction holds any provision or any part thereof of this Agreement to be invalid or unenforceable, such holding shall in no way affect the validity of the remainder of this Agreement.

25.

Waiver.  No failure by any party to insist upon the strict performance of any covenant, duty, agreement, or condition of this Agreement or to exercise any right or remedy consequent upon a breach hereof shall constitute a waiver of any such breach or of any covenant, agreement, term, or condition.

26.

Litigation Expenses.  In the event that it shall be necessary or desirable for the Executive or the Company to retain legal counsel and/or incur other costs and expenses in connection with the enforcement of any or all of the provisions of this Agreement, the prevailing party shall be entitled to recover from the other party reasonable attorneys' fees, costs, and expenses incurred by the prevailing party in connection with the enforcement of this Agreement.  Payment shall be made upon the conclusion of such action.

27.

Survivability.   The provisions of Sections 9, 10, 11, 12 and 22 shall survive termination of this Agreement.

AGREED AND ENTERED INTO as of the date first above written.

Company:

POWDER RIVER BASIN GAS CORP.

By /s/Brian Fox

Sole Officer and Director

Executive:

Brian Fox

/s/Brian Fox