Form 10QSB
period 2007-06-30
POWDER RIVER BASIN GAS CORP
filed 2007-08-14
CIK 1125557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

At June 30, 2007, there were outstanding 144,983,605 shares of the Registrant's Common Stock, $.001 par value.

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

Our unaudited balance sheet at June 30, 2007 and our audited balance sheet at December 31, 2006; the related unaudited statements of operations for the three and six month periods ended June 30, 2007 and 2006; and the related unaudited statement of cash flows for the six month periods ended June 30, 2007 and 2006, are attached hereto.

POWDER RIVER BASIN GAS CORP
Consolidated Balance Sheets
ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$3,634,610	$2,733,437
Accounts receivable – related parties, net	557,497	513,625
Accounts receivable	5,001,485	4,251,599
Deferred tax asset	376,849	376,849

Total Current Assets	9,570,441	7,875,510

PROPERTY AND EQUIPMENT (Net)	58,010	22,327

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	9,384,730	8,798,061
Properties being amortized	12,244,879	7,930,631
Accumulated amortization	(194,833)	(113,974)

Net Oil and Gas Properties	21,434,776	16,614,718

OTHER ASSETS

Prepaid production payments	664,723	-
Deposits and other assets	397,500	382,500

Total Other Assets	1,062,223	382,500

TOTAL ASSETS	$32,125,450	$24,895,055

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$917,513	$233,626
Stock Deposits	32,000	446,286
Accrued expenses	671,373	322,620
Income taxes payable	4,847,040	3,224,256
Notes payable	5,890,000	6,983,000

Total Current Liabilities	12,357,926	11,209,788

Total Liabilities	12,357,926	11,209,788

STOCKHOLDERS' EQUITY

Common stock, 200,000,000 shares authorized of $0.001
par value, 144,983,605 and 137,123,194 shares issued
and outstanding, respectively	144,984	137,120
Capital in excess of par value	11,301,189	10,380,513
Subscriptions receivable	(360,000)	(330,000)
Other comprehensive income	2,705	2,705
Accumulated earnings (deficit)	8,678,646	3,494,929

Total Stockholders' Equity	19,767,524	13,685,267

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,125,450	$24,895,055

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the
	Three Months Ended
	June 30,
	2007	2006

REVENUE

Oil and gas sales	$648,548	$556,517
Property and working interest sales	4,800,000	4,595,000

Total Revenue	5,448,548	5,151,517

EXPENSES

Depreciation, depletion and amortization	40,094	20,087
General and administrative	1,376,024	936,829
Marketing administration	200,166	-
Bonuses	317,643	-
Lease operating costs	126,460	477,235

Total Expenses	2,060,387	1,434,151

NET OPERATING INCOME	3,388,161	3,717,366

OTHER INCOME (EXPENSE)

Other expenses	-	(300,000)
Interest income	14,054	1,017
Interest expense	-	(10,142)

Total Other Income (Expense)	14,054	(309,125)

NET INCOME BEFORE INCOME TAXES	3,402,215	3,408,241

INCOME TAXES	(1,156,753)	(1,158,802)

NET INCOME	$2,245,462	$2,249,439

BASIC INCOME PER COMMON SHARE	$0.02	$0.02

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	141,582,007	120,694,807

OTHER COMPREHENSIVE INCOME

NET INCOME	$2,245,462	$2,249,439

Foreign currency translation adjustment	-	-

Total Other Comprehensive Income	-	-

NET COMPREHENSIVE INCOME	$2,245,462	$2,249,439

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the
	Six Months Ended
	June 30,
	2007	2006

REVENUE

Oil and gas sales	$1,366,833	$795,797
Property and working interest sales	9,540,843	9,215,000

Total Revenue	10,907,676	10,010,797

EXPENSES

Depreciation, depletion and amortization	88,074	32,232
General and administrative	2,059,080	1,232,912
Marketing administration	466,096	-
Bonuses	673,675	-
Lease operating costs	833,500	543,190

Total Expenses	4,120,425	1,808,334

NET OPERATING INCOME	6,787,251	8,202,463

OTHER INCOME (EXPENSE)

Other expense	-	(300,000)
Interest income	26,476	1,017
Interest expense	-	(11,549)

Total Other Income (Expense)	26,476	(310,532)

NET INCOME BEFORE INCOME TAXES	6,813,727	7,891,931

INCOME TAXES	(1,630,010)	(2,683,257)

NET INCOME	$5,183,717	$5,208,674

BASIC INCOME PER COMMON SHARE	$0.04	$0.04

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	141,314,604	119,566,188

OTHER COMPREHENSIVE INCOME

NET INCOME	$5,183,717	$5,208,674

Foreign currency translation adjustment	-	-

Total Other Comprehensive Income	-	-

NET COMPREHENSIVE INCOME	$5,183,717	$5,208,674

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,183,717	$5,208,674
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	88,074	32,232
Additional expense for the extension of warrants	201,399	-
Common stock issued for services rendered	-	399,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(793,758)	(3,687,273)
Increase in deposits, prepaids and other assets	(679,722)	(121,615)
Increase in taxes payable	1,622,784	2,683,257
Increase in accounts payable and accrued expenses	1,032,640	149,912

Net Cash Provided by Operating Activities	6,655,134	4,664,187

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for oil and gas property development	(4,900,917)	(1,605,524)
Expenditures for property and equipment	(42,899)	(4,602)

Net Cash Used by Investing Activities	(4,943,816)	(1,610,126)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposits received	-	185,000
Payments on notes payable and long-term liabilities	(1,093,000)	(1,609,602)
Cash paid to repurchase shares	(83,145)	-
Proceeds from issuance of common stock	366,000	116,000

Net Cash Used by Financing Activities	(810,145)	(1,308,602)

NET INCREASE (DECREASE) IN CASH	901,173	1,745,459

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,733,437	382,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,634,610	$2,128,320

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
	$-	$-
Interest	$-	$-
Income taxes

NON-CASH FINANCING ACTIVITIES

Stock issued through the exercise of warrants pursuant
to a subscription receivable	$30,000	$-
Additional expense for the extension of warrants	$210,399	$-

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

BASIC AND FULLY DILUTED INCOME PER SHARE

Following is a reconciliation of the basic income per share for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30.
	2007	2006	2007	2006
Net income available to common shareholders	$2,245,462	$2,249,439	$5,183,717	$5,208,674

Weighted average shares	141,582,007	120,694,807	141,314,604	119,566,188

Basic income per share (based on weighted average shares)	$0.02	$0.02	$0.04	$0.04

Following is a reconciliation of the fully diluted income per share for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income available to common shareholders	$2,245,462	$2,249,439	$5,183,717	$5,208,674

Weighted average shares	141,582,007	120,694,807	141,314,604	119,566,188
Effect of dilutive securities	6,700,000	8,320,442	6,967,403	8,320,442

Diluted income per share (based on weighted average shares)	$0.02	$0.02	$0.04	$0.04

The diluted income per share for the three and six months ended June 30, 2007 and 2006 includes common stock equivalents, consisting of 6,700,000 and 8,100,000 warrants, respectively, which were granted during 2005.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 3 -

OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  Capitalized interest for the six months ended June 30, 2007 and 2006 was $0.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  As of June 30, 2007 and December 31, 2006, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties.  During the six months ended June 30, 2007 and 2006, the Company recorded depletion of $80,858 and $29,007 on its producing properties.  All other wells are incomplete as of June 30, 2007 and December 31, 2006.

NOTE 4 -

SIGNIFICANT TRANSACTIONS

During the six months ended June 30, 2007, the Company issued the following shares of common stock:

-

2,200,000 shares through the exercise of common stock warrants at prices ranging from $0.06 to $0.20 per share, for total proceeds of $230,000 and a subscription receivable of $30,000.

-

5,966,212 shares for cash in the amount of $687,857, at prices ranging from $0.05 to $0.28 per share.

In May 2007, the Company extended the maturity date on 2,000,000 common stock warrants, exercisable at prices ranging from $0.12 to $0.16 per share.  The extension of these warrants resulted in an additional expense of $201,399 for the three months ended June 30, 2007.

The Company uses the Black-Scholes model to value stock options.  The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of the Company’s stock price, the weighted average risk-free rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  The Company estimated the fair value of the stock options at the grant date based on the following weighted average assumptions:

	For the six month period ended June 30, 2007	For the six month period ended June 30, 2006
Risk free interest rate	4.93%	N/A
Expected life	1.25 years	N/A
Expected volatility	58.10%	N/A
Dividend yield	0.00%	N/A

During the period ended June 30, 2007 the Company repurchased and cancelled 302,800 shares of its own stock on the open market at prices ranging from $0.25 to $0.31 per share.  The total cost of these shares was $83,145.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

June 30, 2007 and December 31, 2006

NOTE 4 -

SIGNIFICANT TRANSACTIONS (Continued)

In May 2006, the Company purchased a 95% working interest in a separate property in Texas for a total of $500,000.  In addition, the Company also implemented a plan to sell 25% of their working interest in the property in increments of 2.5% as follows:

-

During the year ended December 31, 2006, the Company sold 7.5% of their working interest in this property to an unrelated party for a total of $6,000,000, less a commission of $1,200,000.

-

During the three months ended March 31, 2007, the Company sold 7.5% of their working interest in this property to an unrelated party for a total of $6,000,000, less a commission of $1,200,000.

-

During the six months ended June 30, 2007, the Company sold 7.5% of their working interest in this property to an unrelated party for $6,000,000, less a commission of $1,200,000.  The receivable balance related to this transaction at June 30, 2007 was $2,281,163.

Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months and six months ended June 30, 2007 and 2006.

Employment Agreement

On May 10, 2007 the Company entered into an employment agreement with its Chief Executive Officer (CEO), effective January 1, 2007.  Per the terms of the agreement the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 10% of the Company’s net income before taxes to the Company that exceeds $750,000 per quarter.  For the six months ended June 30, 2007, the amount of accrued bonus related to this agreement was $594,132.

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

During 2006, the Company acquired a 95% working interest in the Brookshire Salt Dome project in Waller County, Texas, containing approximately 647 acres.  Two wells are currently in production.  During the three months ended June 30, 2007, the Company sold 7.5% of their working interest in this property to an unrelated party for a total of $6,000,000, less a commission of $1,200,000.  The carrying value of the 7.5% interest at the date of the sale was $0.00.  The receivable balance on this transaction at June 30, 2007 was $2,281,163. Since the Company is in the business of buying and selling working interest in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months ended June 30, 2007 and 2006.

Employment Agreement

On May 10, 2007 the Company entered into an employment agreement with its Chief Executive Officer (CEO), effective January 1, 2007.  Per the terms of the agreement the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 10% of the Company’s net income before taxes to the Company that exceeds $750,000 per quarter.  For the six months ended June 30, 2007 the amount of accrued bonus related to this agreement was $594,132.

Results of Operations for the Three and Six Months Ended June 30, 2007 compared with 2006

Revenues:  Total revenues increased to $5,448,548 in the three months ended June 30, 2007 from $5,151,517 in the prior year period. During the three months ended June 30, 2007, the Company had revenues from oil and gas sales of $648,548, an increase of $92,031 or approximately 16.5% compared to $556,517 for the three months ended June 30, 2006. The Company also had revenues from property and working interest sales of $4,800,000, an increase of $205,000 or approximately 4.5% compared to $4,595,000 for the three months ended June 30, 2006.

Revenues:  Total revenues increased to $10,907,676 in the six months ended June 30, 2007 from $10,010,797 in the prior year period. During the six months ended June 30, 2007, the Company had revenues from oil and gas sales of $1,366,833, an increase of $571,036 or approximately 71.8% compared to $795,797 for the six months ended June 30, 2006. The Company also had revenues from property and working interest sales of $9,540,843, an increase of $325,843 or approximately 3.5% compared to $9,215,000 for the six months ended June 30, 2006.  Based on the increased number of lease acquisitions and the continued effort to produce oil and gas from these leases, the Company anticipates that oil and gas sales in the balance fiscal 2007 will increase but expects that sales of property and working interests will continue to produce the majority of the Company’s revenues.

Expenses:  Total expenses increased significantly for the three and six months ended June 30, 2007.  Total expenses related to the three months ended June 30, 2007 increased to $2,060,387 from $1,434,151 in the prior year period and total expenses related to the six months ended June 30, 2007 increased to $4,120,425 from $1,808,334 in the prior year period.  The increase is attributable primarily to large increases in general and administrative expenses, lease operating costs, bonuses, marketing administration and legal and professional fees.  Some of these increases are in expenses directly associated with the increase in business activities over the prior year period.  In addition, the Company entered into an employment agreement with its Chief Executive Officer, as described above, that includes the payment of a salary and bonus based on the Company’s net income before taxes.  The Company has also incurred additional expenses for marketing its property and working interests.

Net Income:  Due to the significant increases in expenses outlined above, net income for the three months ended June 30, 2007 decreased to $2,245,462 from $2,249,439 in the prior year period and net income for the six months ended June 30, 2007 decreased to $5,183,717 from $5,208,674 in the prior year period.  Management believes that the increased expenses are necessary to support operations staff and services such that the Company can continue to achieve sales of oil and gas properties and working interests, as well as to continue to acquire, develop and operate additional oil and gas properties. Management plans to continue to aggressively pursue its strategic objectives in the balance of fiscal 2007.

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

Cash and cash equivalents on hand at June 30, 2007, was $3,634,610 as compared to $2,733,437 at December 31, 2006.  At June 30, 2007, accounts receivable from related parties totaled a net of $557,497.  The related party is a Company that is owned by the Company’s President.  Accounts receivable totaled $5,001,485, consisting of amounts received primarily from the sale of 7.5% of the Companies working interest in a property in Texas to an unrelated party for a total of $6,000,000, less a commission of $1,200,000.

Property and equipment of the Company at June 30, 2007 was $58,010, net.  Property and equipment consists primarily of vehicles and computer equipment associated with operations.

At June 30, 2007, net oil and gas properties totaled $21,296,609 compared to $16,614,718 at December 31, 2006. The increase in oil and gas properties occurred due to management’s acquisition of additional oil and gas properties during the six months ended June 30, 2007.

At June 30, 2007, total assets were $32,125,450 compared to $24,895,055 at December 31, 2006, due to the acquisition of additional oil and gas properties.  Total liabilities increased to $12,357,926 at June 30, 2007 from $11,209,788 at December 31, 2006 due primarily to increases in income taxes payable, accrued expenses and accounts payable, offset by a decrease in stock deposits and notes payable.

For the six months ended June 30, 2007, cash flows from operations totaled $6,655,134 compared to $4,664,187 for the prior year period.  Cash for operations was generated primarily from sales of properties and working interests.

For the six months ended June 30, 2007, cash used by investing activities totaled $4,943,916, primarily for expenditures for the development of oil and gas properties. In the prior year, cash used by investing activities totaled $1,610,126, for expenditures for the development of properties.

For the six months ended June 30, 2007, cash used by financing activities was $810,145, including payments on notes payable and long-term liabilities offset by proceeds from the issuance of common stock for the exercise of outstanding warrants.  In the prior year, proceeds from financing activities was $1,308,602, including proceeds from the issuance of common stock offset by payments on notes payable and long-term liabilities.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has no present expectation of issuing or acquiring any financial instruments likely to be affected by SFAS 155 in the foreseeable future.

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

PART II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is a named defendant in a personal injury suit, Michael Tripkovich, et al, v Affiliated Holdings, Inc., et al, No. 72217, filed in the 16th Judicial District Court, Parish of St. Martin, State of Louisiana filed July 17, 2007.  The suit names more than 100 companies and plaintiff requests damages related to exposure to toxic chemicals, including radon and benzene, while plaintiff was working as a natural gas technician. The Company owns working interests in a small number of properties in Louisiana but does not operate any of the properties.  At this time, management believes the Company’s potential exposure is small but cannot fully assess the suit which is in the early stages.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Six months ended June 30, 2007, the Company issued 2,200,000 shares through the exercise of common stock warrants at prices ranging from $0.06 to $0.20 per share, for total proceeds of $230,000 and a subscription receivable of $30,000.

During the six months ended June 30, 2007, the Company issued 5,966,212 shares for cash in the amount of $687,857, at prices ranging from $0.05 to $0.28 per share.

In May 2007, the Company extended the maturity date on 2,000,000 common stock warrants, exercisable at prices ranging from $0.12 to $0.16 per share.  The extension of these warrants resulted in an additional expense of $201,399 for the three months ended June 30, 2007.

The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

The Company has appointed Jonathan Niles Havelock as a member of the board of directors, effective August 15, 2007.  Since 2001, Mr. Havelock, 51, has been President and Managing Director of Strategic Relations Inc., a company that provides organizations with strategic roadmaps on government, regulatory structures and competing stakeholder interests.  From 1993 to 2001, Mr. Havelock served as a Member of the Alberta Legislature for Calgary Shaw, during which time he held positions of Minister of Economic Development (1999 to 2001) and Minister of Justice and Attorney General (1997 to 1999).  Prior to entering the legislature, Mr. Havelock worked in marketing, real estate and law, including as Legal Counsel with Amoco Canada Petroleum Company in Calgary, Alberta (1982 to 1988) and Senior Real Estate Representative with Amoco Corporation in Chicago (1988 to 1989).  He has served on the Board of Governors of the Northern Alberta Institute of Technology (2001-2004), as an Alderman for the City of Calgary (1986 to 1988) and on the Calgary Board of Education, as Chair the last two years of his term (1983 to 1986). Mr. Havelock has earned a B. Comm with Honours from the University of Alberta and a B.A. (Law) and M.A. from Downing College, University of Cambridge, England.

Also effective August 15, 2007, the Company has appointed Jeffery Johnson as its Chief Financial Officer.  Mr.  Johnson is currently a manager with the accounting firm of Stayner Bates & Jensen P.C., in Salt Lake City, Utah.  He was formerly a senior auditor with Piercy Bowler Taylor & Kern of Las Vegas, Nevada from 2002 to 2006.  Mr. Johnson received a B. A in Business Administration from Southern Utah University in 2002 as well as a Masters of Accountancy degree from Southern Utah University in 2002.  He has worked as both an auditor and outside consultant with many small to medium sized public companies in numerous industries.

Employment Agreement

On May 10, 2007 the Company entered into an employment agreement with its Chief Executive Officer (CEO), effective January 1, 2007.  Per the terms of the agreement the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 10% of the Company’s net income before taxes to the Company that exceeds $750,000 per quarter.  For the period ended June 30, 2007 the amount of accrued bonus related to this agreement was $594,132.

ITEM 6 - EXHIBITS

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

Date: August 14, 2007

By: /s/ Brian Fox

Brian Fox, Chief Executive Officer, President and Chief Financial Officer