Form 10QSB
period 2007-09-30
POWDER RIVER BASIN GAS CORP
filed 2007-11-14
CIK 1125557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-31945

POWDER RIVER BASIN GAS CORP.

(Exact name of registrant as specified in its charter)

COLORADO	84-1521645
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 202, 1212 31st Ave NE, Calgary, Alberta, Canada T2E 7S8

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

At November 2, 2007, there were outstanding 147,845,980 shares of the Registrant's Common Stock, $.001 par value.

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

Our unaudited balance sheet at September 30, 2007 and our audited balance sheet at December 31, 2006; the related unaudited statements of operations for the three and nine month periods ended September 30, 2007 and 2006; and the related unaudited statement of cash flows for the nine month periods ended September 30, 2007 and 2006, are attached hereto.

POWDER RIVER BASIN GAS CORP
Consolidated Balance Sheets
ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$3,325,992	$2,733,437
Accounts receivable – related parties, net	613,297	513,625
Accounts receivable	2,759,511	4,251,599
Deferred tax asset	376,849	376,849

Total Current Assets	7,075,649	7,875,510

PROPERTY AND EQUIPMENT (Net)	53,822	22,327

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	9,994,592	8,798,061
Properties being amortized	12,473,654	7,930,631
Accumulated amortization	(241,884)	(113,974)

Net Oil and Gas Properties	22,226,362	16,614,718

OTHER ASSETS

Prepaid production payments	2,473,963	-
Deposits and other assets	407,663	382,500

Total Other Assets	2,881,626	382,500

TOTAL ASSETS	$32,237,459	$24,895,055

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$555,000	$233,626
Stock Deposits	-	446,286
Accrued expenses	422,670	322,620
Income taxes payable	4,820,221	3,224,256
Notes payable – current portion	5,431,000	6,983,000

Total Current Liabilities	11,228,891	11,209,788

LONG-TERM LIABILITIES

Note payable	100,000	-
Deferred tax liability	67,735	-

Total Long-Term Liabilities	167,735	-

Total Liabilities	11,396,626	11,209,788

STOCKHOLDERS' EQUITY

Common stock, 200,000,000 shares authorized of $0.001
par value, 147,845,980 and 137,123,194 shares issued
and outstanding, respectively	147,846	137,120
Capital in excess of par value	11,826,327	10,380,513
Subscriptions receivable	(360,000)	(330,000)
Other comprehensive income	2,705	2,705
Accumulated earnings (deficit)	9,223,955	3,494,929

Total Stockholders' Equity	20,840,833	13,685,267

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,237,459	$24,895,055

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the
	Three Months Ended
	September 30,
	2007	2006

REVENUE

Oil and gas sales	$546,211	$225,828
Property and working interest sales	2,181,971	3,972,145

Total Revenue	2,728,182	4,197,973

EXPENSES

Depreciation, depletion and amortization	51,240	91,970
General and administrative	613,517	555,763
Marketing administration	-	-
Bonuses	16,232	-
Lease operating costs	1,234,023	94.334

Total Expenses	1,915,012	742,067

NET OPERATING INCOME	813,170	3,455,906

OTHER INCOME (EXPENSE)

Other expenses	-	-
Interest income	13,057	12,756
Interest expense	-	-

Total Other Income (Expense)	13,057	12,756

NET INCOME BEFORE INCOME TAXES	826,227	3,468,662

INCOME TAXES	(280,917)	(1,287,682)

NET INCOME	$545,310	$2,180,980

BASIC INCOME PER COMMON SHARE	$0.00	$0.02

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	146,740,499	120,694,807

OTHER COMPREHENSIVE INCOME

NET INCOME	$545,310	$2,180,980

Foreign currency translation adjustment	-	-

Total Other Comprehensive Income	-	-

NET COMPREHENSIVE INCOME	$545,310	$2,180,980

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2007	2006

REVENUE

Oil and gas sales	$1,913,044	$1,021,625
Property and working interest sales	11,722,814	13,187,145

Total Revenue	13,635,858	14,208,770

EXPENSES

Depreciation, depletion and amortization	139,314	124,202
General and administrative	2,683,248	1,788,675
Marketing administration	455,445	-
Bonuses	689,907	-
Lease operating costs	2,067,523	637,524

Total Expenses	6,035,437	2,550,401

NET OPERATING INCOME	7,600,421	11,658,369

OTHER INCOME (EXPENSE)

Other expense	-	(300,000)
Interest income	39,533	13,773
Interest expense	-	(11,549)

Total Other Income (Expense)	39,533	(297,776)

NET INCOME BEFORE INCOME TAXES	7,639,954	11,360,593

INCOME TAXES	(1,910,927)	(3,970,939)

NET INCOME	$5,729,027	$7,389,654

BASIC INCOME PER COMMON SHARE	$0.04	$0.06

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	143,141,122	119,946,529

OTHER COMPREHENSIVE INCOME

NET INCOME	$5,729,027	$7,389,654

Foreign currency translation adjustment	-	-

Total Other Comprehensive Income	-	-

NET COMPREHENSIVE INCOME	$5,729,027	$7,389,654

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,729,027	$7,389,654
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	139,313	124,202
Additional expense for the extension of warrants	201,399	-
Common stock issued for services rendered	-	399,000
Changes in operating assets and liabilities:
Increase in accounts receivable	1,392,416	(5,787,401)
Increase in deposits, prepaids and other assets	(2,499,125)	(276,037)
Increase in prepaid stock offering costs	-	(59,000)
Increase in deferred tax liability	67,735	-
Increase in taxes payable	1,595,965	3,970,939
Increase in accounts payable and accrued expenses	421,424	37,578

Net Cash Provided by Operating Activities	7,048,154	5,798,935

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for oil and gas property development	(5,739,554)	(2,731,095)
Expenditures for property and equipment	(42,899)	(4,602)

Net Cash Used by Investing Activities	(5,782,453)	(2,735,697)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposits received	-	755,375
Payments on notes payable and long-term liabilities	(1,552,000)	(1,973,602)
Cash paid to repurchase shares	(83,145)	-
Proceeds from issuance of common stock	862,000	116,000

Net Cash Used by Financing Activities	(773,145)	(1,102,227)

NET INCREASE (DECREASE) IN CASH	492,556	1,961,011

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,733,437	382,861

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,225,993	$2,343,872

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
	$-	$11,549
Interest	$240,000	$-
Income taxes

NON-CASH FINANCING ACTIVITIES

Stock issued for acquired oil and gas properties	$-	$115,000
Oil and gas properties acquired through the issuance of debt	$-	$1,750,000
Stock issued for subscriptions receivable	$-	$280,000
Stock issued through the exercise of warrants pursuant
to a subscription receivable	$30,000	$-
Additional expense for the extension of warrants	$210,399	$-

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

BASIC AND FULLY DILUTED INCOME PER SHARE

Following is a reconciliation of the basic income per share for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30.
	2007	2006	2007	2006
Net income available to common shareholders	$545,310	$2,180,980	$5,729,027	$7,389,654

Weighted average shares	146,740,499	120,694,807	143,141,122	119,946,529

Basic income per share (based on weighted average shares)	$0.00	$0.02	$0.04	$0.06

Following is a reconciliation of the fully diluted income per share for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available to common shareholders	$545,310	$2,180,980	$5,729,027	$7,389,654

Weighted average shares	146,740,499	120,694,807	143,141,122	119,946,529
Effect of dilutive securities	6,700,000	8,100,000	6,877,289	8,246,154

Diluted income per share (based on weighted average shares)	$0.00	$0.02	$0.04	$0.06

The diluted income per share for the three and nine months ended September 30, 2007 and 2006 includes common stock equivalents, consisting of 6,700,000 and 8,100,000 warrants, respectively, which were granted during 2005.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 3 -

OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  Capitalized interest for the nine months ended September 30, 2007 and 2006 was $0.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  As of September 30, 2007 and December 31, 2006, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties.  During the nine months ended September 30, 2007 and 2006, the Company recorded depletion of $127,910 and $119,363 on its producing properties.  All other wells are incomplete as of September 30, 2007 and December 31, 2006.

NOTE 4 -

SIGNIFICANT TRANSACTIONS

During the nine months ended September 30, 2007, the Company issued the following shares of common stock:

-

2,200,000 shares through the exercise of common stock warrants at prices ranging from $0.06 to $0.20 per share, for total proceeds of $230,000 and a subscription receivable of $30,000.

-

5,966,212 shares through the exercise of common stock warrants at prices ranging from $0.05 to $0.28 per share, for total proceeds of $687,857.

-

559,575 shares through the exercise of common stock warrants at prices ranging from $0.05 to $0.28 per share, for total proceeds of $85,000.

-

2,000,000 shares for expenses incurred on drilling projects and property development, at $0.23 per share for a total cost of $460,000.

In May 2007, the Company extended the maturity date on 2,000,000 common stock warrants, exercisable at prices ranging from $0.12 to $0.16 per share.  The extension of these warrants resulted in an additional expense of $201,399 for the nine months ended September 30, 2007.

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

	For the nine month period ended Sep. 30, 2007	For the nine month period ended Sep. 30, 2006
Risk free interest rate	4.93%	N/A
Expected life	1.25 years	N/A
Expected volatility	58.10%	N/A
Dividend yield	0.00%	N/A

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 4 -

SIGNIFICANT TRANSACTIONS (Continued)

During the nine months ended September 30, 2007 the Company repurchased and cancelled 302,800 shares of its own stock on the open market at prices ranging from $0.25 to $0.31 per share.  The total cost of these shares was $83,145.  This program was determined to be ineffective by the Company, and will no longer be pursued.

In May 2006, the Company purchased a 95% working interest in a separate property in Texas for a total of $500,000.  In addition, the Company also implemented a plan to sell 25% of their working interest in the property in increments of 2.5% as follows:

-

During the year ended December 31, 2006, the Company sold 7.5% of their working interest in this property for a total of $4,8000,000, net of selling cost.

-

During the three months ended March 31, 2007, the Company sold 7.5% of their working interest in this property for a total of $4,800,000, net of selling cost.

-

During the six months ended June 30, 2007, the Company sold 7.5% of their working interest in this property for $4,800,000, net of selling cost.

-

During the three months ended September 30, 2007, the Company sold the final 2.5% increment of their 25% working interest in this property for $1,600,000, net of selling cost. The receivable balance related to this transaction at September 30, 2007 was $8,000.

In May 2007, the Company purchased a 95% working interest in a separate property in Texas for a total of $94,000.  In addition, the Company also implemented a plan to sell 30% of their working interest in the property as follows:

-

During the three months ended September 30, 2007, the Company sold approximately 10% of their working interest in this property for a total of $2,824,000, net of selling cost.  The receivable balance related to this transaction at September 30, 2007 was $1,668,000.

Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months and nine months ended September 30, 2007 and 2006.

Employment Agreements

On May 10, 2007 the Company entered into an employment agreement with its Chief Executive Officer (CEO), effective January 1, 2007.  Per the terms of the agreement the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 10% of the Company’s net income before taxes to the Company that exceeds $750,000 per quarter.  For the three months ended September 30, 2007, the amount of bonus related to this agreement was $9,246.

Effective August 15, 2007 the Company entered into an employment agreement with its Chief Financial Officer (CFO).  Per the terms of the agreement the Company is to pay the CFO a salary of $180,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 3% of the Company’s net income before taxes as determined at the end of each fiscal quarter, on net income before taxes to the Company that exceeds $750,000 per quarter.  For the three months ended September 30, 2007, the amount of bonus related to this agreement was $2,774.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 4 -

SIGNIFICANT TRANSACTIONS (Continued)

Employment Agreements (continued)

During August 2007 the Company appointed two non-employee directors.  In connection with these appointments, the Company adopted a compensation plan which includes base annual compensation of $36,000 per director.  Board members may also be awarded performance bonuses based on increases in the profitability of the Company, and may be granted options under the 2007 Incentive Stock Option Plan.  Details of the performance bonus arrangements and potential option grants have not been finalized.

NOTE 5 -

SUBSEQUENT EVENTS

On October 30, 2007, the Board of Directors approved an amended employment agreement with Jeff Johnson effective November 1, 2007, extending the term of his employment agreement as Chief Financial Officer to December 31, 2010 and adding a signing bonus of 1,500,000 shares of restricted common stock with forfeiture provisions for early termination of the employment agreement.  The annual compensation and bonus provisions remain the same.

On October 30, 2007, the Board of Directors approved a retainer agreement with Frederick K. Slicker, Esq., effective November 1, 2007 to December 31, 2010, for services as the Company’s general counsel.  The agreement provides for a minimum monthly payment of $10,000 and includes the grant of warrants for the purchase of 500,000 shares of the Company’s common stock at an exercise price of $.25 per share, exercisable until December 31, 2010.

On October 30, 2007, the Board of Directors approved the extension of certain outstanding warrants as follows:

Warrant Holder	Number of Warrants	Exercise Price	Grant Date	Original Expiration	New Expiration
Brian Fox	2,000,000	$0.185	8/01/2005	12/31/2007	12/31/2010
Mark Chang	1,000,000	$0.18	1/31/2005	7/31/2008	12/31/2010

On October 30, 2007, the Board of Directors approved the issuance of new warrants for the purchase of the Company’s common stock as follows:

Warrant Holder	Number of Warrants	Exercise Price	Grant Date	Expiration
Brian Fox	1,000,000	$0.25	10/30/2007	12/31/2010
Mark Chang	500,000	$0.25	10/30/2007	12/31/2010
Jon Havelock	500,000	$0.25	10/30/2007	12/31/2010
Fred K. Slicker	500,000	$0.25	10/30/2007	12/31/2010

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

September 30, 2007 and December 31, 2006

NOTE 5 -

SUBSEQUENT EVENTS (Continued)

On October 30, 2007, the Board of Directors approved an exclusive Investment Banking Agreement with Sunrise Securities Corporation (“Sunrise”) wherein Sunrise will act as the Company’s exclusive financial advisor and investment banker to render financial and other general advice to the Company including without limitation advice relating to capital structure, enhancing shareholder value and allocation of corporate assets, as well as advice with respect to any financings or transactions.  Sunrise will assist the Company in identifying, analyzing, structuring, negotiating and financing suitable business opportunities.  The term of the agreement is five years.  As compensation to Sunrise, the Company will issue warrants for the purchase of 7,500,000 shares of its common stock at an exercise price of $0.25 per share exercisable for five years.  In the event that the Company completes a financing transaction during the term of the agreement, the Company will also pay Sunrise a commission of 8%.  If the transaction involves equity, Sunrise will also be entitled to warrants representing 7 % of the equity issuance.

On October 31, 2007, the Board of Directors approved a stock purchase agreement (the Agreement) with Texoma Oil Field Services, Inc. (Texoma), a Nevada corporation, whereby the Company will enter into a long-term drilling and oil field services agreement pursuant to which Texoma is engaged on a priority basis to serve the needs of the Company with customary terms and conditions.  The Agreement stipulates that the Company will purchase 50% of the issued and outstanding shares of Texoma, and in exchange the Company agrees to pay the following; the Company will issue 2,000,000 shares of common stock of the Company at an agreed price of $1.00 per share, plus warrants to purchase an additional 2,000,000 shares of the Company, exercisable at $0.25 per share on or before October 31, 2010.  In addition, the Company will issue an 8 % promissory note in the principle amount of $500,000 to Texoma payable in five payments of $100,000, with the final payment along with any accrued but unpaid interest to be made no later than November 1, 2008.

The Agreement also has a purchase price guarantee, whereby the Company agrees that if the fair market value (FMV) of its common stock on the OTC BB or other market in which the Company’s common stock is trading on October 31, 2009 is not equal to or above $1.00 per share, then the Company will purchase at the Seller’s option that number of shares (up to 2,000,000) as shall equal $2,000,000 paid for at the FMV on October 31, 2009.  “FMV” shall mean for shares traded on the OTC BB, the average between the bid and the ask on the 20 trading days prior to the date in question and if traded on an exchange, then the average closing price on the 20 days prior to the date in question.

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

General.  The Company is in the business of acquiring and developing working interests in oil and gas properties with the intent of reselling a portion of the working interests acquired.  The Company reviews and evaluates geological and other applicable technical data  in order to determine the likely viability and possible profitability of commencing and completing multiple well drilling programs on the properties covered by the leases.  If the Company determines such programs to be viable, it engages third party contractors to explore for, drill, re-work and further develop the properties in order to maximize economically justified oil and gas production from the leases in a cost effective manner.

During 2006, the Company acquired a 95% working interest in the Brookshire Salt Dome project in Waller County, Texas, containing approximately 647 acres.  Two wells are currently in production.  During the three months ended September 30, 2007, the Company sold 2.5% of its working interest in this property for a total of $1,600,000, net of selling cost.  The receivable balance on this transaction at September 30, 2007 was $8,000. Since the Company is in the business of buying and selling working interest in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months and nine ended September 30, 2007.

During May 2007, the Company acquired a 95% working interest in the Biamante project in Goliad County, Texas, containing approximately 489 acres.  One well is currently in production.  During the three months ended September 30, 2007, the Company sold approximately 10% of their working interest in this property for a total of $2,824,000, net of selling cost.  The receivable balance on this transaction at September 30, 2007 was $1,668,000.  Since the Company is in the business of buying and selling working interest in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months ended September 30, 2007 and 2006.

Employment Agreements

On May 10, 2007 the Company entered into an employment agreement with its Chief Executive Officer (CEO), effective January 1, 2007.  Per the terms of the agreement the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 10% of the Company’s net income before taxes to the Company that exceeds $750,000 per quarter.  For the three months ended September 30, 2007 the amount of bonus related to this agreement was $9,246.

Effective August 15, 2007 the Company entered into an employment agreement with its Chief Financial Officer (CFO).  Per the terms of the agreement the Company is to pay the CFO a salary of $180,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 3% of the Company’s net income before taxes as determined at the end of each fiscal quarter, on net income before taxes to the Company that exceeds $750,000 per quarter.  For the three months ended September 30, 2007, the amount of bonus related to this agreement was $2,774.

Results of Operations for the Three and Nine Months Ended September 30, 2007 compared with 2006

Revenues:  Total revenues decreased to $2,181,971 in the three months ended September 30, 2007 from $4,197,973 in the prior year period. During the three months ended September 30, 2007, the Company had revenues from oil and gas sales of $546,211, an increase of $320,383 or approximately 142% compared to $225,828 for the three months ended September 30, 2006. The Company also had revenues from property and working interest sales of $2,181,971, a decrease of $1,790,174 or approximately 45% compared to $3,972,145 for the three months ended September 30, 2006.  The decrease in revenues from property and working interest sales for the three months ended September 30, 2007 is due primarily to the transition between the Brookshire Salt Dome project and the new Biamante project that started during the period.  The Company anticipates that the revenue from property and working interest sales will increase during the next period.  Based on the increased number of lease acquisitions and the continued effort to produce oil and gas from these leases, the Company anticipates that oil and gas sales in the balance fiscal 2007 will increase but expects that sales of property and working interests will continue to produce the majority of the Company’s revenues.

Revenues:  Total revenues decreased to $13,635,858 in the nine months ended September 30, 2007 from $14,208,770 in the prior year period. During the nine months ended September 30, 2007, the Company had revenues from oil and gas sales of $1,913,044, an increase of $891,419 or approximately 87.3% compared to $1,021,625 for the nine months ended September 30, 2006. The Company also had revenues from property and working interest sales of $11,722,814, a decrease of $1,464,331 or approximately 11.1% compared to $13,187,145 for the nine months ended September 30, 2006.  Overall, sales from working interest have increased when compared to the prior year period, with the exception of the three month period ended September 30, 2007, which is explained above.

Expenses:  Total expenses increased significantly for the three and nine months ended September 30, 2007.  Total expenses related to the three months ended September 30, 2007 increased to $1,915,012 from $742,067 in the prior year period and total expenses related to the nine months ended September 30, 2007 increased to $6,035,437 from $2,550,401 in the prior year period.  The increase is attributable primarily to large increases in general and administrative expenses, lease operating costs, bonuses, marketing administration and legal and professional fees.  Some of these increases are in expenses directly associated with the increase in business activities over the prior year period.  In addition, the Company entered into employment agreements with its Chief Executive Officer as well as it Chief Financial Officer, as described above.  The agreements include the payment of a salaries and bonuses based on the Company’s net income before taxes.  The Company has also incurred additional expenses for marketing its property and working interests.   The Company anticipates that these expenses will continue to increase as the Company continues to pursue its acquisition strategy.

Net Income:  Due to the significant increases in expenses, as well as the decrease in revenues which are both outlined above net income for the three months ended September 30, 2007 decreased to $545,310 from $2,180,980 in the prior year period and net income for the nine months ended September 30, 2007 decreased to $5,729,027 from $7,389,654 in the prior year period.  Management believes that the increased expenses are necessary to support operations staff and services such that the Company can continue to achieve sales of oil and gas properties and working interests, as well as to continue to acquire, develop and operate additional oil and gas properties. Management plans to continue to aggressively pursue its strategic objectives in the balance of fiscal 2007.

Liquidity and Capital Resources

The Company’s need for new capital is directly related to the acquisition of new oil and gas properties and to associated drilling and operating expenses.  The Company expects to be able to finance new and existing drilling activities primarily out of cash flow, however the Company has entered into exclusive Investment Banking Agreement with Sunrise Securities Corporation (“Sunrise”) wherein Sunrise will act as the Company’s exclusive financial advisor and investment banker to render financial and other general advice to the Company including without limitation advice relating to capital structure, enhancing shareholder value and allocation of corporate assets, as well as advice with respect to any financings or transactions.  Sunrise will assist the Company in identifying, analyzing, structuring, negotiating and financing suitable business opportunities.  The term of the agreement is five years..  The Company expects to primarily continue to identify and acquire oil and gas properties for future development where the cost of acquiring a working interest in identified reserves that can be exploited for cost-efficient future production can be financed by selling a portion of the working interest to be acquired.

Cash and cash equivalents on hand at September 30, 2007, was $3,225,993 as compared to $2,733,437 at December 31, 2006.  At September 30, 2007, accounts receivable from related parties totaled a net of $613,297.  The related party is a company that is owned by the Company’s President.  Accounts receivable totaled $2,759,511, consisting of amounts received primarily from the sale of approximately 10% of the Company’s working interest in a property in Texas to an unrelated party for a total of $3,388,800, less a commission of $564,800.

Net property and equipment at September 30, 2007 was $53,822.  Property and equipment consists primarily of vehicles and computer equipment associated with operations.

At September 30, 2007, net oil and gas properties totaled $22,226,362 compared to $16,614,718 at December 31, 2006. The increase in oil and gas properties occurred due to management’s acquisition of additional oil and gas properties during the nine months ended September 30, 2007.

At September 30, 2007, total assets were $32,237,459 compared to $24,895,055 at December 31, 2006, due to the acquisition of additional oil and gas properties.  Total liabilities increased to $11,396,626 at September 30, 2007 from $11,209,788 at December 31, 2006 due primarily to increases in income taxes payable, accrued expenses and accounts payable, offset by a decrease in stock deposits and notes payable.

For the nine months ended September 30, 2007, cash flows from operations totaled $7,048,154 compared to $5,798,935 for the prior year period.  Cash for operations was generated primarily from sales of properties and working interests.

For the nine months ended September 30, 2007, cash used by investing activities totaled $5,782,453, primarily for expenditures for the development of oil and gas properties. In the prior year, cash used by investing activities totaled $2,735,697, for expenditures for the development of properties.  The increase in cash used investing activities reflects management’s intention to continue to pursue its acquisition strategy .

For the nine months ended September 30, 2007, cash used by financing activities was $773,145, including payments on notes payable and long-term liabilities offset by proceeds from the issuance of common stock for the exercise of outstanding warrants.  In the prior year, proceeds from financing activities was $1,102,227, including proceeds from the issuance of common stock offset by payments on notes payable and long-term liabilities.

Plans for continuing operations.   Management believes its business and marketing strategy is proving to be a successful strategy for operations.  The Company plans to continue to identify, evaluate, acquire working interests in oil and gas leases; sell a portion of the working interests so acquired; and to explore for, develop and market production from those operations.  The Company expects to continue to be able to finance acquisitions primarily through the sale of working interests.  Management believes that revenues from operations of developed properties will increase in the balance of fiscal 2007.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”)  which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for us as of January 1, 2007.  We do not expect SAB 108 to have a material impact on our results of operations, financial position, or cash flows.

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 will not have an impact on our results of operations, financial position, or cash flow.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We have not yet determined the impact this standard will have on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive and principal financial officer have participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report.  There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

 The Company is named defendant in a suit, Mader v. Powder River Basin Gas Corp., filed in Johnson County, Wyoming, CV 2007-0085.  The Plaintiff claims to have loaned $100,000 to the Company in January 2001, however the Company has no records of such a loan ever being received.  Brian Fox purchased a large block of common stock of the Company from Imperial Petroleum, Inc. with the usual and customary representations and warranties.  No disclosure was made regarding this loan.  The Company’s attempts to verify the existence of the alleged Mader loan have been unsuccessful.  The case is in the early stages of discovery without any assessment of the outcome.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, the Company issued the following shares of common stock:

-

559,575 shares through the exercise of common stock warrants at prices ranging from $0.05 to $0.28 per share, for total proceeds of $85,000.

-

2,000,000 shares for expenses incurred on drilling projects and property development, at $0.23 per share for a total cost of $460,000.

The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Powder River Basin Gas Corp. was held in Tulsa, Oklahoma on October 30, 2007. The following are the voting results of the proposals submitted to shareholders at the meeting:

1. Election of Directors;

	FOR	AGAINST	WITHHOLD AUTHORITY
Brian Fox	114,068,294	390,827	2,028,800
Jon Havelock	115,508,739	316,087	663,093
Mark Chang	115,505,412	435,607	546,902

2. Ratification of Chisholm Bierwolf & Nilson, LLC as the Company’s independent auditor;

FOR	AGAINST	WITHHOLD AUTHORITY
115,384,451	259,144	844,325

3. Ratification and approval of the 2007 Incentive Stock Option Plan; and

FOR	AGAINST	WITHHOLD AUTHORITY
113,288,927	2,539,107	659,887

4. Change of domicile from the State of Colorado to the State of Oklahoma and a name change to Powder River Petroleum International, Inc.

FOR	AGAINST	WITHHOLD AUTHORITY
115,641,156	514,735	332,030

ITEM 5 - OTHER INFORMATION

The Company appointed Jonathan Niles Havelock to the Board of Directors on August 15, 2007.  Since 2001, Mr. Havelock has been President and Managing Director of Strategic Relations Inc., a company that provides organizations with strategic roadmaps on government, regulatory structures and competing stakeholder interests.  From 1993 to 2001, Mr. Havelock served as a Member of the Alberta Legislature for Calgary Shaw, during which time he held positions of Minister of Economic Development (1999 to 2001) and Minister of Justice and Attorney General (1997 to 1999).  Prior to entering the legislature, Mr. Havelock worked in marketing, real estate and law, including as Legal Counsel with Amoco Canada Petroleum Company in Calgary, Alberta (1982 to 1988) and Senior Real Estate Representative with Amoco Corporation in Chicago (1988 to 1989).  He has served on the Board of Governors of the Northern Alberta Institute of Technology (2001-2004), as an Alderman for the City of Calgary (1986 to 1988) and on the Calgary Board of Education, as Chair the last two years of his term (1983 to 1986). Mr. Havelock has earned a B. Comm with Honours from the University of Alberta and a B.A. (Law) and M.A. from Downing College, University of Cambridge, England.

The Company appointed Mark Chang to the Board of Directors on August 21, 2007.  Since 2003, Mr. Chang has been the Chief Executive Officer of OL&M Business International Pte. Ltd. (“OL&M”), an investment company focusing on oil, land and minerals.  Mr. Chang is the creator of OilPods, a wholly-owned subsidiary of OL&M, an oil and gas investment organization that has a long term understanding and arrangement with the Company regarding the purchase of oil and gas interests. In 2002, Mr. Chang served as Team Manager for Walton International Group, a land bank company operating in Singapore.  In 2001, he worked as Independent Certificated Mortgage reviewer for various Australian banks.  From 1988 to 2001, Mr. Chang was an instructor pilot with the Republic of Singapore Air Force.  Mr. Chang earned a BBA in Finance from the University Of Wichita, Kansas in 1988.

In connection with the above appointments, in August 2007, the Company adopted a compensation plan for non-employee directors.  The plan includes base annual compensation of US$36,000 per director.  Board members may also be awarded performance bonuses based on increases in the profitability of the Company. In addition to his general Board duties, Mr. Havelock has been assigned speaking and presentation duties for which he will receive additional compensation.

On August 15, 2007, the Company appointed Jeffery Johnson as its Chief Financial Officer.  Mr. Johnson is a manager with the accounting firm of Stayner Bates & Jensen P.C., in Salt Lake City, Utah.  He was formerly a senior auditor with Piercy Bowler Taylor & Kern of Las Vegas, Nevada from 2002 to 2006.  Mr. Johnson received a B. A in Business Administration from Southern Utah University in 2002 as well as a Masters of Accountancy degree from Southern Utah University in 2002.  He has worked as both an auditor and outside consultant with many small to medium sized public companies in numerous industries.  Mr. Johnson’s employment agreement calls for an annual salary of US$180,000.  In addition to his salary, Mr. Johnson is eligible to receive a bonus of 3% of the Company’s net income before taxes that exceeds $750,000 per quarter.

Subsequent Events

On October 30, 2007, the Board of Directors approved an amended employment agreement with Jeff Johnson effective November 1, 2007, extending the term of his employment agreement as Chief Financial Officer to December 31, 2010 and adding a signing bonus of 1,500,000 shares of restricted common stock with forfeiture provisions for early termination of the employment agreement.  The annual compensation and bonus provisions remain the same.

On October 30, 2007, the Board of Directors approved a retainer agreement with Frederick K. Slicker, Esq., effective November 1, 2007 to December 31, 2010, for services as the Company’s general counsel.  The agreement provides for a minimum monthly payment of $10,000 and includes the grant of warrants for the purchase of 500,000 shares of the Company’s common stock at an exercise price of $.25 per share, exercisable until December 31, 2010.

On October 30, 2007, the Board of Directors approved the extension of certain outstanding warrants as follows:

Warrant Holder	Number of Warrants	Exercise Price	Grant Date	Original Expiration	New Expiration
Brian Fox	2,000,000	$0.185	8/01/2005	12/31/2007	12/31/2010
Mark Chang	1,000,000	$0.18	1/31/2005	1/31/2008	12/31/2010

On October 30, 2007, the Board of Directors approved the issuance of new warrants for the purchase of the Company’s common stock as follows:

Warrant Holder	Number of Warrants	Exercise Price	Grant Date	Expiration
Brian Fox	1,000,000	$0.25	10/30/2007	12/31/2010
Mark Chang	500,000	$0.25	10/30/2007	12/31/2010
Jon Havelock	500,000	$0.25	10/30/2007	12/31/2010
Fred K. Slicker	500,000	$0.25	10/30/2007	12/31/2010

On October 30, 2007, the Board of Directors approved an exclusive Investment Banking Agreement with Sunrise Securities Corporation (“Sunrise”) wherein Sunrise will act as the Company’s exclusive financial advisor and investment banker to render financial and other general advice to the Company including without limitation advice relating to capital structure, enhancing shareholder value and allocation of corporate assets, as well as advice with respect to any financings or transactions.  Sunrise will assist the Company in identifying, analyzing, structuring, negotiating and financing suitable business opportunities.  The term of the agreement is five years.  As compensation to Sunrise, the Company will issue warrants for the purchase of 7,500,000 shares of its common stock at an exercise price of $0.25 per share exercisable for five years.  In the event that the Company completes a financing transaction during the term of the agreement, the Company will also pay Sunrise a commission of 8%.  If the transaction involves equity, Sunrise will also be entitled to warrants representing 7 % of the equity issuance.

On October 31, 2007, the Board of Directors approved a stock purchase agreement (the Agreement) with Texoma Oil Field Services, Inc. (Texoma), a Nevada corporation, whereby the Company will enter into a long-term drilling and oil field services agreement pursuant to which Texoma is engaged on a priority basis to serve the needs of the Company with customary terms and conditions.  The Agreement stipulates that the Company will purchase 50% of the issued and outstanding shares of Texoma, and in exchange the Company agrees to pay the following; the Company will issue 2,000,000 shares of common stock of the Company at an agreed price of $1.00 per share, plus warrants to purchase an additional 2,000,000 shares of the Company, exercisable at $0.25 per share on or before October 31, 2010.  In addition, the Company will issue an 8 % promissory note in the principle amount of $500,000 to Texoma payable in five payments of $100,000, with the final payment along with any accrued but unpaid interest to be made no later than November 1, 2008.

The Agreement also has a purchase price guarantee, whereby the Company agrees that if the fair market value (FMV) of its common stock on the OTC BB or other market in which the Company’s common stock is trading on October 31, 2009 is not equal to or above $1.00 per share, then the Company will purchase at the Seller’s option that number of shares (up to 2,000,000) as shall equal $2,000,000 paid for at the FMV on October 31, 2009.  “FMV” shall mean for shares traded on the OTC BB, the average between the bid and the ask on the 20 trading days prior to the date in question and if traded on an exchange, then the average closing price on the 20 days prior to the date in question.

ITEM 6 - EXHIBITS

Exhibit No.	Description
10.1	Sunrise Investment Banking agreement
10.2	Form of Warrant – Sunrise agreement
10.3	Texoma Stock Purchase agreement
10.4	Texoman Management agreement
10.5	Form of Warran t – Texoma agreement
31.1	Certification of principal executive officer per Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of principal financial officer per Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of principal executive officer per Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer per Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Powder River Basin Gas Corp.

Date: November 14, 2007

By: /s/ Brian Fox

Brian Fox, Chief Executive Officer and President

Date: November 14, 2007

By: /s/ Jeff Johnson

Jeff Johnson, Chief Financial Officer