Form 10-K
POWDER RIVER PETROLEUM INTERNATIONAL, INC.
filed 2008-04-14
CIK 1125557

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to_________

Commission File No. 000-31945

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

OKLAHOMA	84-1521645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202, 1212-31ST Avenue NE Calgary, Alberta, Canada	T2E 7S8
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (403) 263-4145

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X]  No [ ]  (2)  Yes [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant was $10,599,908, based on the average bid and ask price of the Registrant's stock on April 7, 2008 of $0.12 per share and 88,332,566 shares held by non-affiliates.  The Registrant's common stock is quoted on the NASDAQ OTCBB under the symbol “PWDR”.

As of March 21, 2008, there were 148,917,566 shares of the Registrant’s Common Stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:

NONE

TABLE OF CONTENTS	PAGE
PART I
Item 1. Description of Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A (T). Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits

Signatures

Part I

Item 1.

Description of Business

Organization

Powder River Petroleum International, Inc. (“Company”) was incorporated as Celebrity Sports Network, Inc. in Colorado on August 29, 1999.  On September 5, 2001, Celebrity Sports acquired Powder River Basin Gas Corporation, and on June 13, 2001, Celebrity Sports changed its name to Powder River Basin Gas Corp.  In November 2007, the Company changed its domicile to Oklahoma and its name to “Powder River Petroleum International, Inc.”   The Company has not experienced any bankruptcy, receivership proceedings or any material reclassification, merger, consolidation or purchase and sale of assets not in the ordinary course of business.

Until December 2003, the Company was essentially dormant.  On December 18, 2003, a group of investors led by Brian Fox acquired control of the Company by way of the acquisition of a majority of the issued and outstanding shares of the Company. Brian Fox became the sole Director, President and Chief Executive Officer as a result of that transaction.

General

We are in the business of acquiring and developing the working interest in oil and gas leases with the intent of reselling a portion of the working interests acquired to finance further development and acquire additional working interests.  Our team reviews and evaluates the geological and other technical data applicable to the various leases in order to determine the likely viability and possible profitability of commencing and completing multiple well drilling programs on the properties covered by the leases.  If the leases are determined to be viable, we also engage third party contractors to explore for, drill, re-work and further develop the properties in order to maximize economically justified oil and gas production from those leases in a cost effective manner.  In January 2008, we acquired a drilling company in order to increase our ability to bring viable leases into full-scale production and to decrease our reliance on third party drilling companies that have proven to be unreliable in the past..  By purchasing the drilling company we have 100% control over a full well service and drilling company.  Some of the major equipment we acquired includes drilling rigs, pulling units, bull dozers, backhoes, trenchers, rock saws and transport trucks.  We also have three full time service crews that bring years of oil and gas experience with them.  The prior owner of the drilling company has also agreed to stay on and work with these crews in the field, which we hope will prove to be a great asset to us as we strive to reach our production goals.  We expect to continue to use third party contractors as needed.

Historically, our revenues have been generated from the sale of working interests in our oil and gas leases as well as the oil and gas production from those leases.  To date, we have financed most of our acquisitions and property and production development activities through the sale of working interests in particular properties.  Each sale of working interests in a property is made based upon our management’s evaluation of that property.

These working interests have been sold through OilPods, a Singapore marketing and investment firm which receives a 20% commission on such sales as well as ongoing account maintenance fees.  In fiscal 2007 and 2006, commissions to OilPods totaled approximately $2,897,965 and $3,512,125, respectively, and account maintenance fees were $1,376,271 and $1,428,403, respectively. The President of OilPods, Mark Chang, was a member of our board of directors from August 2007 to March 2008.

 OilPods sells working interests exclusively for the Company and we have sold working interests exclusively through OilPods since December 2003.  However, we do not have a written exclusivity agreement with OilPods for the sale of working interests in our properties and have the option of using other marketing companies if we determine it is in our best interests to do so.

Each working interest purchased provides the holder with a pro-rata percentage of production revenues which is based on the portion of the working interest purchased.  However, regardless of production generated from the property, we guarantee a minimum payment of at least 9% per annum of the holder’s investment beginning six months after the purchase and continuing until the full amount of the holder’s investment has been repaid.  Once the working interest holder reaches the break-even point at which all of the invested capital has been recovered, the holder is only entitled to receive his portion of the production based on the initial investment in the working interest.

As a result of the minimum payment requirement described above, in most instances to date we have paid amounts to working interest holders that are well in excess of their pro-rata percentage of production revenues on properties where

development has been slower and/or production is less than anticipated.   With our acquisition of Texoma, we hope to more quickly achieve production levels sufficient to service the minimum payment requirements to working interest holders.

We have used the revenues received from the sale of portions of the working interests to develop the properties, to acquire additional leases, and for working capital expenses. During the year ended December 31, 2007, we received net revenues of approximately $14,489,824 from the sale of working interests in oil and gas leases.  Our management believes that there is an active market for working interests in oil and gas properties, and does not believe that we will have difficulty in selling working interests in existing or future properties acquired.

The revenues we have received from the sale of oil and gas production are added to working capital. During the year ended December 31, 2007, we received gross revenues of $3,346,878 from the sale of our oil and gas production at an average price of $70.21 per barrel of oil and $5.67 per mcf.  Management expects oil and gas prices to remain above historic levels in the near future, which is also confirmed by predictions made in industry publications such as the “Oil and Gas Journal”.

It is management’s intention to increase oil and gas production and to rely less on the sale of working interests to generate revenue for the Company.  We anticipate that with the addition of our new drilling company that we will be able to bring our current wells back on schedule as well as meet our production goals for the upcoming year.

We have no long term contracts for the sale of our oil and gas production. The oil and gas produced is sold at the wellhead or transported to the nearest market on a spot basis. We have no refining, treatment or processing facilities at any of our properties. Gathering/storage and transportation facilities owned by third parties are generally available in near proximity to our oil and gas production.  We contract with such third parties as necessary.

Acquisitions and Sales

We have continued to engage in the acquisition and sale of working interests in various oil and gas properties during 2007.

During 2007, we acquired the Biamante project which is located in the Powder River Consolidated Field in Goliad County, Texas.  This lease is approximately 537 acres.  We have scheduled a 20 wells drilling program for this property.  Drilling on the first well commenced in late 2007 and we anticipate placing the first well into production in early 2008.   Production is anticipated to be 114,000 MCF’s per month or approximately 3,800 MCF’s per day by the end of 2008.

Competition

The acquisition of working interests in oil and gas properties is highly competitive. The market consists of many purchasers with substantially greater financial, technical and business assets than we have available.  Likewise, the sale of oil and gas production is competitive.  We have been able to successfully compete, due to our management teams’ proven ability to successfully identify viable oil and gas properties.

The demand for oil and gas drilling equipment and crews has intensified as the market for oil and gas production and related prices has increased. In 2007, we experienced some significant delays in procuring the necessary equipment or crews when needed and believe such delays may be anticipated in the future.  However, in January 2008, we acquired a drilling company that will give us the ability to better control our own drilling schedules and will allow us to recover more quickly when delays happen in the future.

Dependence Upon Major Customers

In the sale of working interests in oil and gas leases, we are dependent upon one major customer.  All of our working interest sales during the past three fiscal years were made to a single entity, OilPods, which has an exclusive long term marketing arrangement and understanding with us. Our arrangement with OilPods is oral and terminable by either party at any time. If this arrangement were to terminate, it could materially affect our prospects for working interest sales.  However, we believe that there are a large number of persons and entities interested in purchasing working interests in oil and gas properties.  Although we have no intention of seeking other purchasers, we believe we could, if necessary, find alternative buyers for the sale of working interests.

In the sale of our oil and gas production, we are dependent upon gathering and transportation facilities owned by third parties in the near proximity of the wells we drill in order to market our production from such wells.  If our production increases beyond the ability of these third parties to handle, or we determine that long term contracts may be advantageous, we may consider alternatives.  There are multiple purchasers for any oil and gas produced.

Government Regulation

Our oil and gas operations are subject to various United States federal, state, and local laws and regulations. Various aspects of our oil and natural gas operations are subject to regulation by state and federal agencies. All of the jurisdictions in which we own or operate producing crude oil and natural gas properties have adopted laws regulating the exploration for and production of crude oil and natural gas, including laws requiring permits for the drilling of wells, imposing bonding requirements in order to drill or operate wells, and providing authority for regulation relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the number of wells which may be drilled in a particular area. In addition, state conservation laws sometimes establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.   We have not experienced any material delays or costs in meeting applicable regulatory requirements or in obtaining all requisite authorizations in order to drill and re-complete our wells.

Development

We have no ongoing research and development program, but we spent approximately $250,000 and $350,000 evaluating and attempting to acquire working interests in leases on oil and gas prospects during 2007 and 2006, respectively.  We anticipate that such costs will increase in fiscal 2008.

Environmental Compliance

As a lessee and operator of oil and natural gas properties in the United States, we are subject to stringent federal, state, provincial, and local laws and regulations relating to environmental protection as well as controlling the manner in which various substances, including wastes generated in connection with oil and gas exploration, production, and transportation operations, are released into the environment. Compliance with these laws and regulations can affect the location or size of wells and facilities, prohibit or limit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties when production ceases. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties, imposition of remedial obligations, incurrence of capital costs to comply with governmental standards, and even injunctions that limit or prohibit exploration and production operations or the disposal of oilfield generated substances.

We currently operate or lease, and have in the past operated or leased, a number of properties that for many years have been used for the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties operated or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to laws and regulations imposing joint and several, strict liability without regard to fault or the legality of the original conduct that could require us to remove or remediate previously disposed wastes or property contamination, or to perform remedial plugging or pit closure to prevent future contamination. We believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards.  While we believe that we are in substantial compliance with applicable environmental laws and regulations in effect at the present time and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that we will not be adversely affected in the future.

We estimate that we spent approximately $20,000 and $15,000 during 2007 and 2006, respectively on compliance with environmental laws, rules and regulations related to our operations.

Employees

At December 31, 2007, the Company had a total of 8 full time and 2 part time employees.  The CEO and President, Brian Fox, and the CFO, Jeffery Johnson, have written employment agreements. All other employees are at will, with no written employment agreements. Until January 1, 2008, most of the work done for the benefit of the Company was done by independent contractors and third party advisors on an as- needed contract basis.  Effective January 1, 2008, we acquired Texoma drilling company, who has approximately 25 full time employees all of whom are at will.

Business Activities by Property Lease

The production volumes, estimated proved reserves, and capital expenditures for our leases as of and for the year ended December 31, 2007 are summarized below.  (Note:  the amounts related to production and reserves are totals for the entire lease, and are not necessarily the Company’s portion.  However the capital expenditure section is the Company’s actual amount.)

Property		Production		Capital Expenditures
Lease
	Working	Natural		Exploration
	Interest	Gas	Oil	and		Property
	Percentage	(Mcf)	(Bbl)	Development		Acquisition	Total
Osage	24%	-	4,418	$14,594		$-	$14,594
Lincoln	15%	11,496	4,919	$63,726		$-	$63,726
Leonard Heirs	60%	-	2,189	$43,735		$-	$43,735
Brookshire	70%	-	8,846	$771,010	$		$771,010
Kirby	100%	-	1,063	$60,792		$-	$60,792
Weesatche	65%	510,712	-	$2,829,017		$-	$2,829,017
Springhill	75%	-	4,617	$346,849		$-	$346,849
		522,208	26,052	$4,129,723		$-	$4,129,723

Osage Lease

The Osage lease is located in North Central Oklahoma in Osage County and is approximately 960 acres of property.  The Company currently holds a 24% working interest in the project.  This is a nine well project with seven wells currently in production.  Current production is averaging approximately 500 BOE per month, and is anticipated to remain fairly constant through the upcoming year.  Production increased by approximately 17% in 2007 compared to 2006.

Lincoln Lease

The Lincoln lease in located in Central Oklahoma in Lincoln County and is approximately 960 acres of property.  The Company currently holds a 15% working interest in the project.  This is a re-completion project, with production expected to increase to approximately 6000 BOE per month.  Production increased by approximately 46% in 2007 compared to 2006.

Leonard Heirs

The Leonard Heirs lease in located southwest of Lafayette Louisiana in Acadia Parish county and is approximately 960 acres of property.  The Company currently holds a 60% working interest in the project.  This project has nine wells with four currently under production.  As of December 31, 2007 current production was estimated at approximately 330 BOE per month and is expected to increase to 1000 BOE per month by the end of 2008.  Production increased by approximately 31% in 2007 compared to 2006.

Brookshire Salt Dome Lease

The Brookshire lease is located in Waller County, west of Houston, Texas and is approximately 647 acres of property.  The Company currently holds a 70% working interest in the project.   The first well was brought into production toward the end of 2006, at which time the Companies efforts were directed to other project and concerns.  The Company has redirected its attention to this project and has had drilling crews on sight since the beginning of 2008.  As of December 31, 2007, current production was estimated at approximately 738 BOE per month and is expected to increase substantially by the end of 2008.  Production increased by approximately 90% in 2007 compared to 2006.

Kirby Lease

The Kirby lease is located in Polk County, northeast of Houston, Texas, and is approximately 40 acres of property.  The Company holds a 100% of the working interest in this project.  As of December 31, 2007, there was one well producing on the project which was estimated at approximately 102 BOE per month.  Production decreased by approximately 8% in 2007 compared to 2006.

Weesatche Lease

The Weesatche lease in located in the Powder River Consolidated Field in Goliad County, Texas and is approximately 1,345 acres of property.  The Company currently holds a 65% working interest in the project.  Development of this project started in 2006 and as of December 31, 2007 was producing approximately 1,500 MCF’s per day, and is expected to be producing approximately 3,800 MCF’s per day by the end of 2008.  Production increased by approximately 70% in 2007 compared to 2006.

Springhill Lease

The Springhill Lease is located in the counties of Webster Parish and Bossier Parish in northwestern Louisiana, and is approximately 594 acres of property.  The Company currently holds a 75% working interest in the project.  This is a 21 well project with 14 wells and two injection wells in production.  As of December 31, 2007, production was approximately 385 BOE’s per month and is expected to increase to 1350 BOE’s per month by late 2008.  Production increase by 14% compared to 2006.

Independent Audit of Reserves

For financial reporting purposes, including this Form 10-K, Powder River uses reserve estimates prepared by outside engineers. A substantial portion of our reserves are audited by independent petroleum engineers engaged by us. Our reserve audit procedures require the independent reserve engineers to prepare their own independent estimates of proved reserves for fields comprising at least 80% of the aggregate value of our year-end proved reserves, discounted at 10% per annum, for each state in which we own fields for which proved reserves have been recorded. The fields selected for audit comprise at least the top 80% of our fields based on the discounted value of such fields and a minimum of 80% of the value added during the year through discoveries, extensions, and acquisitions. Powder River may also include fields that fall outside of the top 80% that represent material volumes of proved reserves, have experienced material revisions to prior estimates of proved reserve volumes or value, or have experienced changes as a result of new operational activity. The procedures prohibit exclusions of any fields, or any part of a field, that comprises part of the top 80%. The independent reserve engineers then compare their estimates to those prepared by us. The independent reserve audits prepared for Powder River are not financial audits and are not performed in accordance with the established generally accepted financial audit procedures. Instead, a reserve audit is conducted based on rules and regulations, reserve definitions, and costs and price parameters specified by the Securities and Exchange Commission (“SEC”).

As of the date of our filing this report, our independent petroleum engineers had not yet completed our reserve study for the year ended December 31, 2007.  We expect the reserve study to be completed in the near future, at which time we will include it in a public release.

Drilling Activities

During 2007, we drilled a total of 18 gross wells. Our 2007 drilling program achieved a 75% success rate. The following table summarizes the number of wells drilled during 2007 and 2006, excluding any wells drilled under farm-out agreements, royalty interest ownership, or any other wells in which we do not have a working interest. As of December 31, 2007, we had 66 gross (54 net) wells in progress.

	Year Ended December 31,
	2007		2006
	Gross	Net	Gross	Net
Completed as:
Gas wells	14	13.3	11	9.35
Oil wells	1.95		2.70
Non-productive (1)	3	1.9	2	1.2
Total	18	16.15	15	11.25

(1)                 A non-productive well is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well; also known as a dry well (or dry hole).

Productive Wells

Productive wells consist of producing wells, and wells capable of production, including shut-in wells. One or more completions in the same well bore are counted as one well. As of December 31, 2007, Powder River owned interests in 66 gross wells containing multiple completions. The following table summarizes our productive wells as of December 31, 2007, all of which are located in the United States:

	Operated Wells		Non-operated Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Gas	-	-	18	13.75	18	13.75
Oil	2	2	46	38.25	48	40.25
Total	2	2	64	52	66	54

Acreage

The following table summarizes developed and undeveloped acreage in which we owned a working interest or held an exploration license as of December 31, 2007 and 2006.  Acreage related to royalty, overriding royalty, and other similar interests is excluded from this summary, as well as acreage related to any options held by us to acquire additional leasehold interests.

	December 31,

	2007		2006

Location by	Developed & Undeveloped		Undeveloped
State	Acreage		Acreage

	Gross	Net	Gross	Net

Wyoming	9,731	9,731	9,731	9,731
New Mexico	3,560	2,670	3,560	2,670
Oklahoma	1,440	840	1,440	840
Louisiana	1,693	1,304	1,693	1,304
Texas	8,216	6,178	6,908	4,935
Mississippi	40	40	40	40
Total	24,680	20,763	23,371	19,520

Production, Average Sales Prices, and Production Costs

The following table reflects production, average sales price, and production cost information for the years ended December 31, 2007 and 2006.

	2007	2006

Natural Gas
Average Sales Price Received (per Mcf)	$5.67	$5.36
Natural Gas Sales Volumes (Mcf)	522,208	140,434

Oil
Average Sales Price Received (per Bbl)	$70.21	$65.76
Oil Sales Volume (Bbl)	26,052	19,204

Marketing and Delivery Commitments

Our oil and gas production is sold to various purchasers in accordance with our credit policies and procedures. These policies and procedures take into account the credit-worthiness of potential purchasers in choosing purchasers at a given delivery point. We believe that the loss of one or more of our current natural gas spot purchasers would not have a material adverse effect on our ability to sell our production, because any individual spot purchaser could be readily replaced by another spot purchaser, absent a broad market disruption.

Our natural gas production is typically sold on a month-to-month basis in the spot market, priced in reference to published indices. Our production of oil and natural gas liquids is typically sold under short-term contracts at prices based upon posted field prices, and is typically sold at the wellhead.

Item 1A. Risk Factors

The nature of the business activities conducted by Powder River subjects it to certain risks and hazards. The risks discussed below, any of which could materially and adversely affect our business, financial condition, cash flows, or results of operations, are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows, and results of operations.

Risk Factors Relating to Powder River

Oil and gas price declines could adversely affect our financial results and profitability.   Prices for oil and natural gas fluctuate widely. Our revenues, profitability, and future rate of growth depend substantially upon the prevailing prices of oil and natural gas. Increases and decreases in prices also affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can produce economically. Any substantial or extended decline in the prices of or demand for oil and natural gas would have a material adverse effect on our financial condition and results of operations.

We cannot predict future oil and natural gas prices. Oil and gas prices are currently near historical highs and may fluctuate and decline significantly in the near future. Factors that can cause price fluctuations include: relatively minor changes in the supply of and demand for oil and natural gas; market uncertainty; the level of consumer product demand; weather conditions; domestic and foreign governmental regulations; the price and availability of alternative fuels; political and economic conditions in oil producing countries, particularly those in the Middle East, Russia, and South America; the price and quantity of oil and gas imports; or general economic conditions.

We may not be able to obtain adequate financing to execute our operating strategy.   We have historically addressed our long-term liquidity needs through the sales of working interests, cash provided by operating activities, and the issuance of equity securities.

Sales of our working interests depend on achieving production returns that meet or exceed our estimates.  To date such returns have been below our estimates which may impact our ability to conclude future working interest sales.  Based on our production capabilities to date, we cannot assure you that cash generated by operations will be available to meet our capital requirements.  We may seek additional debt or equity financing but cannot assure you that such financing will be available to meet our capital requirements, or available on terms acceptable to us.

A curtailment of capital spending could adversely affect our ability to replace production and our future cash flow from operations and could result in a decline in our oil and gas reserves and production.

 We also continue to examine alternative sources of long-term capital such as credit facilities; the issuance of non-recourse production-based financing or net profits interests; sales of prospects and technical information; and joint venture financing.  The availability of these sources of capital will depend upon a number of factors, some of which are beyond our control. These factors include general economic and financial market conditions, oil and natural gas prices, the value and performance of Powder River, the value of our reserves, and the credit ratings assigned to Powder River by independent ratings agencies. We will be unable to execute our operating strategy if we cannot obtain adequate capital.

Estimates of oil and gas reserves are uncertain and inherently imprecise.   Estimating our proved reserves involves many uncertainties, including factors beyond our control. The estimates of proved reserves and related estimates of potential future net revenues described in this Form 10-K are based on various assumptions, which may ultimately prove inaccurate. Petroleum engineers consider many factors and make assumptions in estimating oil and gas reserves and future net cash flows. Lower oil and gas prices generally cause lower estimates of proved reserves. Ultimately, actual production, revenues, and expenditures relating to our reserves will vary from any estimates, and these variations may be material. Also, we may revise estimates of proved reserves to reflect production history, results of exploration and development, and other factors, many of which are beyond our control.

In estimating future net revenues from proved reserves, future prices and costs are assumed to be fixed and a fixed discount factor is applied. Our revenues, profitability and cash flow could be materially less than our estimates if these assumptions and discount factor are incorrect.   The present value of potential future net revenues from our proved reserves is not necessarily the actual current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on fixed prices and costs as of the date of the estimate. Actual future prices and costs fluctuate over time and may differ materially from those used in the SEC net present value estimate. The timing and amount of development expenditures and the rate and timing of oil and natural gas production will affect both the timing of future net cash flows from our proved reserves and their present value. In addition, the 10% discount factor that we use to calculate the net present value of future net cash flows for reporting purposes in accordance with the SEC’s rules may not necessarily be the most appropriate discount factor. As a result, net present value estimates using actual prices and costs may be significantly less than the SEC estimate that is provided in this Form 10-K.

Lower oil and gas prices and other factors may cause us to record ceiling test writedowns.   We use the full cost method of accounting to report our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for, and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties may not exceed a “ceiling limit,” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10%. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test writedown.” Under the accounting rules, we are required to perform a ceiling test each quarter. A ceiling test writedown would not impact cash flow from operating activities, but it would reduce our shareholders’ equity. The risk that we will be required to write down the carrying value of our oil and gas properties increases when oil and gas prices are low or volatile. In addition, writedowns may occur if we experience substantial downward adjustments to our estimated proved reserves or our undeveloped property values, or if estimated future development costs increase. We cannot assure you that we will not experience ceiling test writedowns in the future.

We may not be able to replace production with new reserves.   In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Our reserves will decline as they are produced unless we are successful in our exploration and development activities or acquire new producing properties. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves. Exploring for, developing, or acquiring reserves is capital intensive and uncertain. We may be unable to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations declines or external sources of capital become limited or unavailable. We cannot assure you that our future exploration, development, and acquisition activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs.

Our oil and gas drilling and production activities are subject to numerous operational and exploration risks.   Oil and gas drilling and production activities are subject to numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be found. The cost of drilling and completing wells is often uncertain. Oil and gas drilling and production activities may be shortened, delayed, or canceled as a result of a variety of factors, many of which are beyond our control. These factors include unexpected drilling conditions; geological irregularities or pressure in formations; equipment failures or accidents; shortages in supplies of drilling rigs and related equipment; shortages in labor; weather conditions; delays in the delivery of equipment; and failure to secure necessary regulatory approvals and permits. Further, we cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling activities can result in dry wells and wells that are productive but do not produce sufficient net revenues after operating and other costs and thus may be unprofitable.

We may not be insured against all of the operating risks to which our businesses are exposed.   The exploration, development, and production of oil and natural gas and the drilling activities performed by our recently acquired drilling subsidiary involve risks. These operating risks include the risk of fire, explosions, blow-outs, pipe failure, damaged drilling and oil field equipment, abnormally pressured formations, and environmental hazards. Environmental hazards include oil spills, gas leaks, pipeline ruptures, or discharges of toxic gases. If any of these industry operating risks occur, we could have substantial losses. Substantial losses may be caused by injury or loss of life, severe damage to or destruction of property, natural resources, and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. In accordance with industry practice, we maintain insurance against some, but not all, of the risks described above. Generally, pollution related environmental risks are not fully insurable. We cannot assure that our insurance will be fully adequate to cover these losses or liabilities. Also, we cannot predict the continued availability of insurance at premium levels that justify its purchase.

Our international working interest sales may be adversely affected by currency fluctuations and economic and political developments.   The Company does not have any operations in foreign countries.  However, we do sell working interest in our leases to investors from other countries, and these sales may be adversely affected by political and economic developments, royalty and tax increases, and other laws or policies in these countries, as well as United States policies affecting trade, taxation, and investment in other countries.

Competition within our industry may adversely affect our operations.   We operate in a highly competitive environment. Powder River competes with major and independent oil and gas companies in acquiring desirable oil and gas properties and in obtaining the equipment and labor required to develop and operate such properties. We also compete with major and independent oil and gas companies in the marketing and sale of oil and natural gas. Factors that affect our ability to acquire properties include, among others, availability of desirable acquisition targets, staff and resources to identify and evaluate properties, available funds, and internal standards for minimum projected return on investment. Higher recent commodity prices have increased both equipment, service and labor costs in the industry as well as the cost of properties available for acquisition and most of the companies that we compete with have substantially larger staffs and significantly greater financial and operational resources. In addition, oil and gas producers are increasingly facing competition from providers of non-fossil energy, and government policy may favor those competitors in the future. Many of these competitors have financial and other resources substantially greater than ours. We can give no assurance that we will be able to compete effectively in the future and that our financial condition and results of operations will not suffer as a result.

Our growth may partially depend on our ability to acquire oil and gas properties on a profitable basis.   Acquisition of producing oil and gas properties is a key element of maintaining and growing reserves and production. Competition for these assets has been and will continue to be intense. The success of any acquisition will depend on a number of factors, including the acquisition price, future oil and gas prices, the ability to reasonably estimate or assess the recoverable volumes of reserves, rates of future production and future net revenues attainable from reserves, future operating and capital costs, results of future exploration, exploitation and development activities on the acquired properties, and future abandonment and possible future environmental liabilities. When acquiring new properties, there are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, future production rates, and associated costs and potential liabilities with respect to prospective acquisition targets. Actual results from an acquisition may vary substantially from those assumed in the purchase analysis and acquired properties may not produce as expected, or there may be conditions that subject us to increased costs and liabilities including environmental liabilities.

We operate a drilling subsidiary and it involves many operating risks, any one of which could prevent us from realizing profits from the drilling subsidiary.   We seek to increase our oil and gas reserves, production, and cash flow through exploratory and development drilling activities and conducting other production enhancement activities. In January 2008, we purchased 100% interest in a full well service and drilling company, which included all of the related equipment and three full time service crews.  The drilling company performs services for Powder River and if the resources are available, it could also perform services for third parties. We believe these new operations complement our business model and will lessen our exposure to the risks and delays associated with obtaining drilling equipment from third parties in an intensely competitive market. The drilling company is subject to risks, including shortages in labor and the risks associated with drilling oil and gas wells. These risks include: fires; explosions; blow-outs and surface cratering; pipe failures; casing collapses; natural disasters; and environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. If any of these events occur, we could incur substantial losses as a result of injury or loss of life, severe damage to and destruction of property, and environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of our operations.

Our oil and gas operations are subject to various environmental and other governmental regulations that materially affect our operations.   Our oil and gas operations are subject to various United States federal, state, and local governmental regulations. These regulations may be changed in response to economic or political conditions. Matters regulated include permits for discharge of waste and other substances generated in connection with drilling and production operations, bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In order to conserve supplies of oil and gas, these agencies may restrict the rates of flow of oil and gas wells below actual production capacity. A substantial spill from one of our facilities could have a material adverse effect on our results of operations, competitive position, or financial condition. United States laws regulate production, handling, storage, transportation, and disposal of oil and gas, by-products from oil and gas, and other substances and materials produced or used in connection with oil and gas operations. We cannot predict the ultimate cost of compliance with these requirements or their effect on our operations.

We have limited control over the activities on properties we do not operate.   Although we operate the properties from which most of our production is derived, other companies operate some of our other properties. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund for their operation. The success and timing of drilling development activities on properties developed by others depend upon a number of factors that are outside of our control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, approval of other participants, and selection of technology. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could have a material adverse effect on the realization of our targeted returns on capital or lead to unexpected future costs.

Item 1B. Unresolved Staff Comments

None.

Item 2.

Properties

The Company has entered into lease agreements for its corporate office in Calgary as well as office space in Tulsa and an investor relations office in Singapore.  The term of the Calgary lease is for five years, expiring on April 27, 2010.  The annual basic rent payment in Canadian dollars is $28,460 plus GST for year one, $29,883 plus GST for years 2 – 3 and $31,306 plus GST for years 4 – 5.  The total area leased in Calgary is 2,846 square feet.  The Tulsa lease is on a month to month basis with monthly rental payments of $1,195.  The Singapore lease is for a term of two years, expiring on September 13, 2009.  The monthly rent payment in Singapore dollars is $5,400.  We believe these administrative offices will be adequate for our needs for the next 12 months.

At December 31, 2007, we held 80 to 100% working interest in the following shall lease properties in Wyoming, all of which were purchased prior to 2003, for future development:

Lease	WY County	Net Acres	Gross Acres
Cranston	Crook	1,934	1,934
Franklin	Crook	620	1,944
Griffith (1)	Crook	320	640
Griffith (2)	Crook	160	320
Griffith (3)	Crook	440	600
Kanode	Crook	920	1,000
Olds (D Road)	Crook	200	640
Olds (Keyhole)	Crook	120	480
Karmon	Johnston	320	320
Noteboom	Johnston	800	800
Legerski	Sheridan	340	360
Robb	Sheridan	1,486	2,520
Zullig	Sheridan	256	320
		7,916	11,7878

Two wells were completed on the Zullig Lease in 2002 and tested again in 2004.  In 2006, we decided to seek to outsource further development on these wells.  As of December 31, 2007, we had no material or significant production from any of these properties in WY.

At December 31, 2007, the Company owned working interests in producing oil and gas leases as follows:

Lease	Where	Gross Acres	% Owned
Leonard Heirs	Acadia Parish, LA	960	60%
Osage Project	Osage County, OK	960	24%
Springhill A	Webster Parish, LA	154	75%
Springhill B	Bossier Parish, LA	440	75%
Converse	Converse County, WY	1,815	100%
Monroe Project	Franklin Parish , TX	300	100%
Kirby Lease	Polk County, TX	40	100%
Sparks Project	Lincoln County, OK	960	15%
Weesatche	Goliad County, TX	2300	65%
San Juan	San Juan, New Mexico	3560	75%
Brookshire Salt Dome	Waller County, TX	647	70%
VF Foster	Amite County, MI	40	100%
Mcfadden Ranch	Victoria County, TX	5,000	65%
Mcfadden Ranch	Victoria County TX	5,000	48.75%*
Biamante	Goliad County, TX	1,308	95%
			* net revenue interest

Specific production, development and reserves information about each of the above properties is included in Item 1.Description of Business above.

Investment Policies.  The Company does not invest in real estate, real estate mortgages, securities of persons which invest in real estate, except that the Company is engaged in the business of buying and selling working interests in oil and gas leases.

Item 3.

Legal Proceedings

Before current management purchased control of the Company in December, 2003, a default judgment was taken against the Company in the case styled John Skinner v. Powder River Basin Gas Corp., Case No. 03-D-540 (MJW) in the US District Court for the District of Colorado for $111,500.   The judgment was for services provided to the Company prior to 2003.  New management did not learn of the matter until after it acquired control of the Company.  On June 29, 2004, the Company settled this judgment by delivering the plaintiff a promissory note for $115,000 payable in monthly installments of $3,000 through December 2007.  The promissory note was paid in full in November 2007.

The Company was named defendant in a suit, Mader v. Powder River Basin Gas Corp., filed in Johnson County, Wyoming, CV 2007-0085.  The Plaintiff claims to have loaned $100,000 to a third party in January 2002 who in turn loaned the money to the Company in May 2002, however the Company has no records of such a loan ever being received.  The case is set for trial in May, 2008.  Settlement discussions are planned before trial.

The Company is a defendant in Tripovich v. Affiliated Holdings, Inc. et al., filed in the 16th Judicial District Court, Parish of St. Martin, Louisiana, Case No. 72217.  Plaintiff claims to have contracted leukemia by exposure to benzine while working in the oil patch in Louisiana.  He has named Powder River along with over 100 other oil and gas companies which operate in Louisiana as defendants.  The Company owns a working interest in the Leonard Aires Project (consisting of 9 wells) in Acadia Parish, Louisiana, and a working interest in the Spring Hill Project (consisting of 16 wells) located in Webster and Bossier Parishes, Louisiana, both properties worked by independent operators. The Company does not operate any properties in LA. The Company records contain no reference to Plaintiff. This litigation is in the very early stage of discovery, but to date, the Company has uncovered no information which ties it to Plaintiff.  The Company intends to file a motion for summary judgment in the case soon. The Company believes that Plaintiff has no relationship with any of the properties owned or leased in LA and as such the Company believes that it has no liability (except cost of defense) in this matter.

              Various other claims have been made against the Company which, when resolved, in the aggregate will not have a material adverse effect upon the Company in the judgment of management of the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

The following are the voting results of the proposals submitted to shareholders at the annual shareholder meeting held in Tulsa, Oklahoma on October 30, 2007:

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

Part II

Item 5.

Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “PWDR”.  Quotations on the OTC Bulletin Board reflect bid and asked quotations, and may reflect inter-dealer prices, without retail markups, mark-downs or commissions, and may not represent actual transactions.

The following is the range of bid and asked prices on the OTC during the following periods:

Fiscal Year 2007	High Bid	Low Bid

Quarter ended 12/31/07	$ 0.23	$ 0.13
Quarter ended 9/30/07	$ 0.27	$ 0.17
Quarter ended 6/30/07	$ 0.31	$ 0.24
Quarter ended 3/31/07	$ 0.36	$ 0.28

Fiscal Year 2006	High Bid	Low Bid

Quarter ended 12/31/06	$ 0.39	$ 0.33
Quarter ended 9/30/06	$ 0.46	$ 0.28
Quarter ended 6/30/06	$ 0.38	$ 0.24
Quarter ended 3/31/06	$ 0.40	$ 0.21

Fiscal Year 2005	High Bid	Low Bid

Quarter ended 12/31/05	$ 0.24	$ 0.23
Quarter ended 9/30/05	$ 0.25	$ 0.22
Quarter ended 6/30/05	$ 0.23	$ 0.21
Quarter ended 3/31/05	$ 0.40	$ 0.33

During fiscal 2007, we issued shares of our restricted common stock in the following transactions:

During 2007, we issued a total of 9,192,472 shares through the exercise of common stock warrants at prices ranging from $0.04 to $0.30 per share, for total proceeds of $1,056,857 (less offering costs of $154,571), less a subscription receivable of $30,000.  The shares were valued based upon the market price of the shares on the date of board approval.

Also during 2007, we issued 2,000,000 shares of common stock for expenses incurred on drilling projects and property development.  The issuance was valued at $0.23 per share, the market value of the shares on the date of the agreement.  This issuance resulted in a total cost of $460,000 to the Company.

During 2007, we also issued 1,500,000 shares of restricted common stock at $0.23 per share to our CFO pursuant to an employment agreement.  The total expense related to this transaction was $345,000.  The shares were valued based upon the market price of the shares on the date of board approval.

We issued the above shares in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated there under.

In fiscal 2007, we extended previously outstanding warrants and issued new warrants for the purchase of our restricted common stock as follows:

In May 2007, we extended the maturity date on 2,000,000 common stock warrants issued to Mark Chang, exercisable at prices ranging from $0.18 to $0.24 per share.  The extension of these warrants resulted in an additional expense of $201,399 for the year ended December 31, 2007.

In May 2007, we extended the maturity date on 2,000,000 common stock warrants issued to various working interest holders, exercisable at $0.40 per share.  The extension of these warrants resulted in an additional expense of $75,589 for the year ended December 31, 2007.

In October 2007, we extended the maturity date on 4,000,000 common stock warrants exercisable at $0.185 per share. 2,000,000 of the warrants were extended on behalf of our President and CEO, and 2,000,000 warrants were extended on behalf of a significant shareholder.  An additional 500,000 common stock warrants exercisable at $0.21 per share, were extended on behalf of our general counsel.  The extension of these warrants resulted in an additional expense of $507,091 for the year ended December 31, 2007.

In October 2007, we further extended the maturity date on 2,000,000 common stock warrants issued to Mark Chang exercisable at prices ranging from $0.18 to $0.24 per share.  The extension of these warrants resulted in an additional expense of $209,117 for the year ended December 31, 2007.

In October 2007, we granted 2,500,000 common stock warrants exercisable at $0.25 per share. 1,000,000 of the warrants were granted to our President & CEO, each serving director was granted 500,000 warrants and the remaining 500,000 warrants were granted to our general counsel.  These grants resulted in an expense of $229,235 for the year ended December 31, 2007.

On October 30, 2007, the Board of Directors approved an exclusive Investment Banking Agreement with Sunrise Securities Corporation (“Sunrise”) wherein Sunrise will act as the Company’s exclusive financial advisor and investment banker to render financial and other general advice to the Company including without limitation advice relating to capital structure, enhancing shareholder value and allocation of corporate assets, as well as advice with respect to any financings or transactions.  Sunrise will assist the Company in identifying, analyzing, structuring, negotiating and financing suitable business opportunities.  The term of the agreement is five years.  As compensation to Sunrise, the Company issued warrants for the purchase of 7,500,000 shares of its common stock at an exercise price of $0.25 per share exercisable for five years.  In the event that the Company completes a financing transaction during the term of the agreement, the Company will also pay Sunrise a commission of 8%.  If the transaction involves equity, Sunrise will also be entitled to warrants representing 7 % of the equity issuance.  The value of these warrants was recorded as a prepaid stock offering cost of $886,976 on the Company’s balance sheet as of December 31, 2007, and will be offset as a stock offering cost, against the proceeds expected to be received during 2008 and 2009.

During the year ended December 31, 2007, we repurchased and cancelled 895,100 shares of our own stock on the open market at prices ranging from $0.20 to $0.31 per share.  The total cost of these shares was approximately $250,000.  We have determined this program was ineffective and will no longer be pursued.

The Company uses the Black-Scholes model to value stock options and warrants.  The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of the Company’s stock price, the weighted average risk-free rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement SFAS 123R “Share Based Payment,” “Accounting for Stock-Based Compensation”.  Under the provisions of SFAS 123, additional expense of $1,222,431 was recorded for the year ended December 31, 2007 pursuant to the Black-Scholes option pricing model for these warrants, which was calculated based upon the following assumptions:

Risk free interest rate	3.85% - 4.95%
Expected life	1 to 3 years
Expected volatility	58.09% to 60.16%
Dividend yield	0.00%

 Based on our records in connection with mailing our Proxy Statement for our 2007 Annual Meeting of Shareholders, we estimate that there are approximately 210 persons and entities that own beneficial interests in our common stock.

We have not paid any dividends on our common stock and do not intend to do so in the immediate future.  There are no restrictions on our ability to pay dividends in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Restricted Stock Units and Performance Units A	Weighted-Average Exercise Price of Outstanding Options, Restricted Stock Units and Performance Units B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans C
Equity compensation plans approved by security holders	4,000,000	n/a	4,000,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	4,000,000		4,000,000

Item 6. Selected Financial Data

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-looking Statements

This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance or financial condition.  Such statements are only predictions and the actual events or results may differ materially from the results discussed in or implied by the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Part I. Item 1A. Risk Factors" as well as those discussed elsewhere in this report.   Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of management and Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General

Until late December 2003, the Company was essentially dormant, holding oil and gas properties for future development and experiencing significant operating losses. In late December, 2003, the current management of the Company acquired control of the Company by purchasing a controlling block of the issued and outstanding stock of the Company. Our current operations consist of acquiring and operating oil and gas properties and exploration and development of oil and gas properties.  We do not refine or process any of the oil and gas produced from our properties. We sell the oil and gas produced from our properties under short-term contracts at market prices, generally at FOB field prices. We have generally financed the purchase of new oil and gas properties by selling a portion of the working interest we acquire.  It is management’s intention to continue to finance new acquisitions in this manner until revenue from operations or financing from other sources, such as credit lines or other financing facilities, are available to us on acceptable terms.

Factors Affecting Results of Operations

Market Conditions - The price of oil at December 31, 2007 was $95.35 per barrel as compared to $60.80 per barrel at December 31, 2006. The price of natural gas at December 31, 2007 was $7.98 per mcf as compared with $5.60 per mcf at December 31, 2006. The Company expects that world demand for oil and gas will continue to increase.  The Company also believes that the current world political situation, particularly in the major oil and gas producing countries in the Middle East continues to be uncertain, thereby maintaining upward pressures on the price of oil and gas in the near future.

Weather Conditions – A substantial majority of our operating properties are in areas of the United States that experience severe weather conditions. Under some conditions, development and production may be delayed or halted due to weather-related problems.  For instance, during the months of September, October and November of 2007, our properties in Texas and Oklahoma suffered severe flooding, which caused delay in our development and production of our properties in these states.  In some cases, the flooding made it impossible for us to collect oil and gas that had been produced and was being stored in our collection tanks..

Results of Operations for the Years Ended December 31, 2007 and 2006

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our revenues and cash flows. These key performance indicators include:

•

Oil and gas sales revenue, which is an indicator of the success of our production growth plans;

•

Working interest sales, which is an indicator of the success of our sales and marketing efforts;

•

Net comprehensive income, which is an indicator of both competitive pricing pressures and the cost of production;

•

Growth in our customer base for both oil and gas sales and working interest sales, which is an indicator of the success of our sales efforts; and

•

Availability and cost of production equipment and operators, which represents a limiting factor or our ability to increase production levels.

The following summary table presents a comparison of our results of operations for the fiscal years ended December 31, 2007 and 2006 with respect to certain key financial measures.  The comparisons illustrated in the table are discussed in greater detail below.

	December 31,		Percent
	2007	2006	Change
Oil and gas sales	3,346,878	1,784,895	87%
Property and working interest sales, net	14,489,824	12,620,202	15%
Production payment to working interest owners	(4,413,406)	(1,230,703)	258%
Total revenues	13,423,296	13,174,394	2%

Depreciation, depletion and amortization	202,015	98,671	105%

Bad debt expense	39,759	95,481	-58%
General and administrative	1,335,048	853,011	57%
Salary and wages expense	1,023,688	264,775	286%
Bonuses expense	697,911	104,400	568%
Legal & professional fees	934,138	644,093	45%
Travel and entertainment expense	603,925	456,488	32%
Investor relations expense	531,543	360,866	47%
Marketing and administration expense	1,376,271	25,500	5297%
Directors fees	111,194	-	-
Lease operating costs	4,516,372	1,223,848	269%
Total expenses	11,371,864	4,127,133	176%

Net Operating Income	2,051,432	9,047,261	-77%

Total net revenues increased to $13,423,296 in 2007 compared to $13,174,394 in 2006.  Sales of property and working interests accounted for 81% of the gross revenues for 2007 as compared with the sale of property and working interests in 2006 (88%).  It is also important to note that gross oil and gas sales increased to $3,346,878 from $1,784,895 or 87% for the years ended December 31, 2007 and 2006 respectively.  With the addition of our drilling company that was purchased in January 2008 we anticipate that oil and gas sales will continue to increase substantially during the upcoming year.  It should also be noted that we have included the production payment made to the working interest investors as a contra revenue account in the statement of operations.  Each working interest purchased by the investors provides the holder with a pro-rata percentage of production revenues which is based on the portion of the working interest that they actually invested in.  However, regardless of production generated from the property, we have guaranteed a minimum payment of at least 9% per annum of the holder’s investment until the full amount of the holder’s principal has been repaid.  Once the holders reach this breakeven point whereby all of their capital has been recovered, they are only entitled to receive their portion of the production based on their initial investment in the working interest.  In most instances, this means that to date we have paid amounts to working interest holders that are well in excess of their pro-rata percentage of production revenues on properties where development has been slower and/or production is less than anticipated.

Total expenses increased to $11,371,864 in 2007 from $4,127,133 in 2006 or approximately 176%.  The main factors that contribute to this large increase are salary and wages, bonuses, legal and professional fees, marketing and administrative costs and lease operating costs.  See the following explanations for the increase in each of these areas.

Salary and wages increased to $1,023,688 in 2007 from $264,775 in 2006 or approximately 286%.  The main reason for the increase is that we entered into two separate employment agreements during the year.  The first agreement entered into was with our CEO and was made effective January 1, 2007.  Per the terms of the agreement we pay the CEO a salary of $600,000 per year.   The second agreement entered into was with the CFO and was made effective August 15, 2007.  Per the terms of the agreement we pay the CFO a salary of $180,000 per year (or $67,500 in fiscal 2007 for the period from the effective date of the agreement through December 31st).  The remaining amount of the increase is the expense to extend the maturity date on warrants held by the CEO which was recorded as a salary expense of the Company in the amount of $317,068 for the year ended December 31, 2007.

Bonus expense increased to $697,911 in 2007 from $104,400 in 2006 or approximately 568%.  Per the terms of the employment agreement with the CEO, in addition to his base salary, we will also pay a cash bonus of 10% of the Company’s net income before taxes that exceeds $750,000 per quarter.  Therefore, due to the amount of net income we reported for the first two quarters of 2007, the CEO was paid a bonus of approximately $320,000.  In addition, per the terms of the employment agreement with the CFO, he received a signing bonus in the amount of 1,500,000 shares of our common stock which was determined to have a value of $345,000 at the date of issuance.  This amount was recorded as a bonus expense to the Company at December 31, 2007.

Legal and professional fees increased to $934,138 in 2007 from $644,093 in 2006 or approximately 45%.  The increased in related to expenses incurred to extend the maturity date on warrants held by our general counsel and by a former director.  The total cost related to the extension of these warrants was recorded as an expense to legal and professional fees in the amount of $434,490.

Marketing and administration fees increased to $1,376,271 in 2007 from $25,500 in 2006 or approximately 5297%.  This increase is due to the maintenance and administrative costs associated with our working interest saless.  We anticipate that this expense will continue to increase as long as we sell working interests in our oil and gas properties.

Lease operating costs increased to $4,516,372 in 2007 from $1,223,848 in 2006 or approximately 269%.  This increase is related to several different factors.  First, the majority of these expenses are directly attributable to the increase in business activity in 2007 compared to 2006.  Second, we suffered significant weather damage on our properties in Oklahoma and Texas, which cost hundreds of thousands of dollars to clean up and to get the wells back into production.  We do not anticipate repeating this problem in the future and believe that the addition of our new drilling company will greatly assist us in recovery time in the event of future weather problems.  We anticipate that the costs associated with increased business activity will continue to increase as long as we are focused on increasing our revenue from oil and gas sales.

The overall effect of the increases in revenue and expenses discussed above is that net income decreased substantially to $1,052,167 in 2007 from $5,725,150 in 2006.

Liquidity and Capital Resources

Our principal sources of liquidity consist of net revenues from oil and gas production and income from the sales of working interests.  We have no long-term liabilities, and we do not have any significant credit arrangements. From time to time, we have obtained additional liquidity to fund our operations through the sale of shares of our common stock.  In assessing our liquidity, our management reviews and analyzes our current cash balances on-hand, short-term investments, accounts receivable, accounts payable, capital expenditure commitments and other obligations.

Our need for new capital is directly related to the acquisition of new oil and gas properties and to associated drilling and operating expenses.  We expect to be able to finance new and existing drilling activities out of cash flow, but may seek financing if it is determined necessary.  We expect to continue to identify and acquire oil and gas properties for future development where the cost of acquiring a working interest in identified reserves that can be exploited for cost-efficient future production can be financed by selling a portion of the working interest to be acquired.

Cash Flows

The following table sets forth our consolidated cash flows for the fiscal years ended December 31, 2007 and 2006.

	December 31,
	2007	2006
Net cash provided by operating activities	$7,462,589	$7,105,778
Net cash used in investing activities	$(6,534,112)	$(4,427,981)
Net cash used in financing activities	$(1,472,000)	$(1,548,941)
Effect of Foreign Currency Adjustment	$(2,705)	$-
Cash and cash equivalents at end of the year	$965,489	$1,511,717

Cash and cash equivalents on hand at December 31, 2007, was $965,489 as compared to $1,511,717 at December 31, 2006.  The decrease in 2007 is due primarily to an overall increase in the total expense incurred by the Company during the year.

At December 31, 2007, accounts receivable from related parties totaled a net amount of $653,927 compared to a net amount of $513,625 at December 31, 2006.  The related party is the operating company for the Osage lease and will therefore collect profits from that lease on behalf of PWDR.  The increase is related to amounts collected by the related party on behalf of PWDR during the current year.  The related party is a company that is owned by the CEO of the Company.  Accounts receivable for the year ended December 31, 2007, totaled $1,200,850 compared to $4,251,599 for the prior year.  The decrease is related to the fact that the Company has been more aggressive in their collections of outstanding receivables.  The receivable balance for the current year consisted of amounts related to oil and gas operations of the Company during 2007.

Our property and equipment at December 31, 2007 was a net of $51,724 compared to $22,327 at December 31, 2006.  The increase was related to the purchased of two service trucks and some office equipment.  Property and equipment consists primarily of vehicles and computer equipment associated with operations.

At December 31, 2007, net oil and gas properties totaled $22,888,754, compared to $16,614,718 in 2006. The substantial increase in oil and gas properties occurred due to management’s aggressive acquisition of additional oil and gas properties during 2007.

At December 31, 2007, total assets were $27,841,623 compared to $24,720,054 in 2006, due to the acquisition of additional oil and gas properties.  Total liabilities decreased to $10,632,076 at December 31, 2007 from $11,209,786 at December 31, 2006 due primarily to decreases in accounts payable and stock deposits in 2007.

For the year ended December 31, 2007, cash flows provided by operations totaled $7,462,589.  Cash for operations was generated primarily from sales of properties and working interests.  For the prior year, cash flows from operations totaled $7,105,778.  The large increase in cash flows for 2007 compared with 2006 is due primarily to an increase in expenses related to the granting of warrants and the decrease in accounts receivable.  These amounts were offset by the increase in revenue that was generated through the sale of property and working interests owned by the Company.

For the year ended December 31, 2007, cash used by investing activities totaled $6,534,112, which was primarily for expenditures related to the development of oil and gas properties. In the prior year, cash used in investing activities totaled $4,427,981, which was also related primarily to expenditures for the development of properties, offset by proceeds from the sale of interests in leases.

For the year ended December 31, 2007, cash used by financing activities was $1,472,000, including payments on notes payable and long-term liabilities, stock offering cost, cash paid for the repurchase of common stock offset by proceeds from the sale of common stock.  In the prior year, proceeds from financing activities was $1,548,941, including proceeds from stock deposits and from the issuance of common stock, offset by payments on notes payable and long-term liabilities.

Plans for continuing operations

Management believes its business and marketing strategy is proving to be a successful strategy for operations.  We plan to continue to identify, evaluate, acquire working interests in oil and gas leases; sell a portion of the working interests so acquired, as necessary; and explore for, develop and market production from those operations.  We expect to continue to be able to finance some acquisitions through the sale of working interests but intend to explore other financing options, such as a credit facility or other debt financing, and anticipate being able to also use revenues from operations for acquisitions.  Management believes that revenues from operations of developed properties will increase substantially in fiscal 2008.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to changes in prevailing market interest rates affecting the return on our investments but do not consider this interest rate market risk exposure to be material to our financial condition or results of operations.  We invest primarily in United States Treasury instruments with short-term (less than one year) maturities.  The carrying amount of these investments approximates fair value due to the short-term maturities.  Under our current policies, we do not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage our exposure to changes in interest rates or commodity prices.

Item 8.

Financial Statements and Supplemental Data

Our financial statements required by this item are included on the pages immediately following the signature page and the Report of our independent accountants.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A (T). Controls and Procedures

Our principal executive and financial officers have participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our principal executive and financial officers believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act), are effective as of the end of the period covered by the report.

There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

Managements' Annual Report on Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2007 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of December 31, 2007:

1-   Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of December 31, 2007 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  These control deficiencies resulted in various audit adjustments to our 2007 interim or annual consolidated financial statements, and they could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2-    Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3-   We did not maintain adequate segregation of duties within certain areas impacting our financial reporting.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses.  We are taking steps to implement additional review and approval procedures applicable to our financial reporting process.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007.  Because the remedial actions require relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operational for some period of time.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the name, age, position, and year first elected of each current director and executive officer of the Company:

Name	Age	Position with Company	Period of Service
Brian Fox	61	Chairman, CEO	12/03-present
Jonathan N. Havelock	51	Director	8/07-3/08
Mark Chang	49	Director	8/07-3/08
Jeffery Q. Johnson	32	CFO	8/07-present

Biographical Information on Directors and Officers

Brian Fox has been in management in the oil and gas exploration and production business for more than 28 years.   In addition to his positions with the Company, during the past 6 years, Mr. Fox has been President of Renco Energy, Inc. and Renard Resources, Inc., both Oklahoma corporations engaged in acquiring and developing working interests in oil and gas properties in the United States and in marketing the production from those properties.  Mr. Fox has also been President of Zorro Resources, Inc., an Alberta Canada corporation which engages in oil and gas exploration, production and development in Canada.

Jonathan Niles Havelock was appointed to the Board of Directors in August 2007.  Since 2001, Mr. Havelock has been President and Managing Director of Strategic Relations Inc., a company that provides organizations with strategic roadmaps on government, regulatory structures and competing stakeholder interests.  From 1993 to 2001, Mr. Havelock served as a Member of the Alberta Legislature for Calgary Shaw, during which time he held positions of Minister of Economic Development (1999 to 2001) and Minister of Justice and Attorney General (1997 to 1999).  Prior to entering the legislature, Mr. Havelock worked in marketing, real estate and law, including as Legal Counsel with Amoco Canada Petroleum Company in Calgary, Alberta (1982 to 1988) and Senior Real Estate Representative with Amoco Corporation in Chicago (1988 to 1989).  He has served on the Board of Governors of the Northern Alberta Institute of Technology (2001-2004), as an Alderman for the City of Calgary (1986 to 1988) and on the Calgary Board of Education, as Chair the last two years of his term (1983 to 1986). Mr. Havelock has earned a B.C. with Honors from the University of Alberta and a B.A. (Law) and M.A. from Downing College, University of Cambridge, England.  Mr. Havelock resigned as a director on March 17, 2008.

Mark Chang was appointed to the Board of Directors in August 2007.  Since 2003, Mr. Chang has been the Chief Executive Officer of OL&M Business International Pte. Ltd. (“OL&M”), an investment company focusing on oil, land and minerals.  Mr. Chang is the creator of OilPods, a wholly-owned subsidiary of OL&M, an oil and gas investment organization that has a long term understanding and arrangement with the Company regarding the purchase of oil and gas interests. In 2002, Mr. Chang served as Team Manager for Walton International Group, a land bank company operating in Singapore.  In 2001, he worked as Independent Certificated Mortgage reviewer for various Australian banks.  From 1988 to 2001, Mr. Chang was an instructor pilot with the Republic of Singapore Air Force.  Mr. Chang earned a BBA in Finance from the University of Wichita, Kansas in 1988.  Mr. Chang resigned as a director on March 17, 2008.

On March 17, 2008, Jon Havelock and Mark Chang resigned their positions as members of our board of directors.  Mr. Havelock and Mr. Chang were originally appointed as directors in August 2007, and were subsequently elected as directors by the shareholders in October 2007.  Mr. Havelock and Mr. Chang have resigned to pursue other activities.

Jeffery Q. Johnson was appointed as Chief Financial Officer in August 2007.  Mr. Johnson is currently a manager with the accounting firm of Stayner Bates & Jensen P.C., in Salt Lake City, Utah.  He was formerly a senior auditor with Piercy Bowler Taylor & Kern of Las Vegas, Nevada from 2002 to 2006.  Mr. Johnson received a Bachelor’s degree in Business Administration from Southern Utah University in 2002 as well as a Masters of Accountancy degree from Southern Utah

University in 2002.  He has worked as both an auditor and outside consultant with many small to medium sized public companies in numerous industries.

 No person named as a director, officer or other material employee of the Company has been a party to any bankruptcy or similar proceeding, been convicted of a crime or found to have violated any securities laws or similar laws required to be disclosed by this item.

Board Committees

The Company does not have any board committees.  The entire board acts as the audit committee.  The board also reviews and sets executive compensation and director compensation.

Code of Ethics

The Company is reviewing a code of ethics governing the conduct of our officers and directors and expects to adopt one shortly. Upon adoption, the code will be added to our website at www.powderrivergascorp.com.

Item 11.

Executive Compensation

Brian Fox is the President and is, at this filing date, the sole director of the Company.  On May 10, 2007 the Company entered into an employment agreement with Brian naming him the Chief Executive Officer (CEO), this agreement was made effective January 1, 2007.  Per the terms of the agreement the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 10% of the Company’s net income before taxes to the Company that exceeds $750,000 per quarter.  The CEO was paid compensation of approximately $600,000 by the Company during 2007.  The Company also reimbursed approximately $579,147 in out of pocket expenses incurred by the CEO in connection with business for the Company.   For the year ended December 31, 2007, the amount of bonus related to this agreement was approximately $320,000, which was related primarily to the first two quarters of the year.

Effective August 15, 2007 the Company entered into an employment agreement with its Chief Financial Officer (CFO).  Per the terms of the agreement the Company is to pay the CFO a salary of $180,000 per year, payable semi-monthly.  In addition, the Company will also pay a cash bonus of 3% of the Company’s net income before taxes as determined at the end of each fiscal quarter, on net income before taxes to the Company that exceeds $750,000 per quarter.  On October 30, 2007, the Board of Directors approved an amended employment agreement with the CFO effective November 1, 2007, extending the term of his employment agreement as Chief Financial Officer to December 31, 2010 and adding a signing bonus of 1,500,000 shares of restricted common stock with forfeiture provisions for early termination of the employment agreement.  The annual compensation and bonus provisions remain the same. The CFO was paid compensation of approximately $67,500 by the Company during 2007.  The Company also reimbursed approximately $24,241 in out of pocket expenses incurred by the CFO in connection with business for the Company.  For the year ended December 31, 2007 the amount of bonus related to this agreement was approximately $345,000 which was the cost associated with the issuance of restricted common stock.

In August 2007, the Company adopted a compensation plan for non-employee directors.  The plan includes base annual compensation of US$36,000.  The plan also provided that Board members may be awarded performance bonuses based on increases in the profitability of the Company, and may be granted options under the 2007 Incentive Stock Option Plan. Under the compensation plan, Jon Havelock and Mark Chang received payment in fiscal 2007 for their service as directors from August through December 31, 2007 of $9,000 each,

In addition to general Board duties, Mr. Havelock has been assigned speaking and presentation duties for which he was to receive additional compensation.  For the year ended December 31, 2007 the Company has paid $1,500 to Mr. Havelock for speaking assignments.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth as of March 21, 2008 the name and address and the number of shares of our common stock held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the shares of our common stock issued and outstanding, and the name and shareholdings of each Director and of all officers and Directors as a group. The information on share numbers and percentage ownership listed assumes: a) the exercise of warrants by the beneficial owner (all included warrants are currently exercisable); and b) a corresponding increase in the number of shares issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC.  In determining the number of shares beneficially owned by a person, options or warrants to purchase common stock held by that person that are currently exercisable, or become exercisable within 60 days following March 21, 2008, are deemed outstanding; however, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person.  We believe that all of the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

As of March 21, 2008, 149,417,566 shares of common stock were issued and outstanding.

Title of Class	Name and Address	Number of Shares	% of Class

Common	Brian Fox	59,085, 000(1)	40%
Common	Lyle Phillips	11,325,178 (2)	8%

Securities Ownership of Officers and Directors

Title of Class	Name and Position	Number of Shares	% of Class

Common	Brian Fox Chief Executive Officer, President and Director	See above	See above

Common	Jeffery Johnson Chief Financial Officer	1,500,000	1%

	Total (2 persons)	60,585,000

(1) Includes 200,000 shares held by spouse and 6,900,000 shares held by Renco Resources, Inc., a company of which Mr. Fox is a principal.  Also includes warrants for the purchase of 2,000,000 shares exercisable at $0.185 per share until 12/31/10 and warrants for the purchase of 1,000,000 shares exercisable at $0.25 per share until 12/31/10.

 (2)Includes warrants for the purchase of 2,000,000 shares exercisable at $0.185 per share, until 12/31/10.

Item 13.

 Certain Relationships and Related Transactions, and Director Independence

On December 17, 2003, effective January 1, 2004, Renard Resources, Inc. assigned to the Company the Leonard Heirs Lease in Acadia Parish, LA in exchange for 38,500,000 shares of common stock of the Company at $.007 per share, the fair market value of the common stock on the date of the assignment.  Brian Fox is the sole owner of Renard Resources.

Brian Fox is the principal of Renco Energy, Inc., a company that operates oil and gas properties for the Company and collects fees which are then remitted to the Company.  At December 31, 2007, the Company had an outstanding receivable due from Renco for a total of $653,927.  None of the transactions between Renco and the Company may be deemed to be at arms length.

Mark Chang is the principal of OilPods, a Singapore investment and marketing firm.  In fiscal 2007 and 2006, the Company paid OilPods approximately $4,274,236, and $4,940,528, respectively.  Mr. Chang’s marketing and investment firm receives a 20% commission on working interest sales generated through his company, as well as ongoing account maintenance fees related to those sales.

Mr. Fox has been a director of the Company since 2003.  Mr. Chang joined the board of directors in August 2007 and resigned March 17, 2008. Neither Mr. Fox nor Mr. Chang is deemed to be an independent director.

Jonathan Havelock joined the Company’s board of directors in August 2007 and resigned March 17, 2008.  Mr. Havelock was deemed to be independent.

Item 14. Principal Accountant Fees and Services

(1)

Audit Fees.  During 2007 and 2006 the Company paid professional services rendered in audit fees of $38,251 and $39,712,  respectively, for the audit of the Company financial statements and for the review of financial statements included in the Company’s Form 10-KSB  and Forms 10-QSB  to Chisholm Bierwolf & Nilson, LLC, the principal independent Certified Public Accountants for the Company.

(2)

Audit Related Fees.  None.

(3)

Tax Compliance Matters. During 2007 and 2006, the Company paid professional services rendered in tax preparation fees of $1,860 and $1,500, respectively, for preparation of tax returns to Chisholm, Bierwolf & Nilson, LLC.

(4)

All Other Fees. None

Item 15. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments
3.2	Bylaws
4.1	Form of Stock Certificate
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

/s/Brian D. Fox	/s/Jeffery Q. Johnson
Brian D. Fox, CEO and President	Jeffery Q. Johnson, CFO
, 2008	, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/Brian D. Fox
Brian D. Fox, director
, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Powder River Petroleum International, Inc.

(formerly Powder River Basin Gas Corp.)

Calgary, Alberta, CANADA

We have audited the accompanying consolidated balance sheets of Powder River Petroleum International, Inc.  (formerly Powder River Basin Gas Corp.) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Powder River Petroleum International, Inc. (formerly Powder River Basin Gas Corp.) at December 31, 2007 and 2006 , and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

March 19, 2008

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Balance Sheets
December 31, 2007 and 2006

ASSETS

	2007	2006
CURRENT ASSETS

Cash and cash equivalents	$965,489	$1,511,717
Accounts receivable - related parties, net (Note 5)	653,927	513,625
Accounts receivable, net (Note 1)	1,200,850	4,251,599
Loan receivable, (Note 3)	1,500,000	1,200,000
Interest receivable, Note 3)	77,253	21,719
Deferred tax asset (Note 11)	163,033	376,849

Total Current Assets	4,560,552	7,875,509

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)	51,724	22,327

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING (Note 1)

Properties not subject to amortization	10,967,771	8,798,061
Properties being amortized	12,221,550	7,930,631
Accumulated amortization	(300,567)	(113,974)

Net Oil and Gas Properties	22,888,754	16,614,718

OTHER ASSETS

Deposits and other assets	207,463	207,500
Deposit - Texoma purchase (Note 12)	133,130	-

Total Other Assets	340,593	207,500

TOTAL ASSETS	$27,841,623	$24,720,054

	The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Balance Sheets - continued
December 31, 2007 and 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006

Accounts payable	$814,324	$233,625
Stock deposits (Note 7)	-	446,286
Accrued expenses	664,741	322,619
Income taxes payable (Note 11)	3,878,011	3,224,256
Notes payable (Note 4)	5,275,000	6,983,000

Total Current Liabilities	10,632,076	11,209,786

Total Liabilities	10,632,076	11,209,786

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

Common stock, 200,000,000 shares authorized of $0.001
par value, 148,917,566 and 137,120,194 shares issued
and outstanding, respectively	148,918	137,120
Capital in excess of par value	13,935,408	10,380,513
Subscriptions receivable (Note 7)	(360,000)	(330,000)
Prepaid receivable (Note 13)	(1,061,876)	(175,000)
Other comprehensive income	-	2,705
Retained earnings	4,547,097	3,494,930

Total Stockholders' Equity	17,209,547	13,510,268

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,841,623	$24,720,054

	The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Statements of Operations and Other Comprehensive Income
For the Years Ended December 31, 2007 and 2006

	2007	2006
REVENUE
Oil and gas sales	$3,346,878	$1,784,895
Property and working interest sales, net (Notes 1 and 8)	14,489,824	12,620,202
Production payment to working interest owners (Note 1)	(4,413,406)	(1,230,703)
Total Net Revenue	13,423,296	13,174,394

EXPENSES
Depreciation, depletion and amortization	202,015	98,671
Bad debt expense	39,759	95,481
Lease operating costs	4,516,372	1,223,848
Salary and wages	1,023,688	264,775
Bonuses	697,911	104,400
Legal & professional fees	934,138	644,093
Travel and entertainment	603,925	456,488
Investor relations	531,543	360,866
Marketing and administration	1,376,271	25,500
Directors fees	111,194	-
Other general and administrative	1,335,048	853,011
Total Expenses	11,371,864	4,127,133

NET OPERATING INCOME	2,051,432	9,047,261

OTHER INCOME (EXPENSE)
Gain on settlement of debt (Note 10)	60,000	-
Other expense (Note 10)	-	(300,000)
Interest income	55,533	21,719
Interest expense	-	(11,549)
Total Other Income (Expense)	115,533	(289,830)

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,166,965	8,757,431
INCOME TAXES (Note 11)	(1,114,798)	(3,032,281)
NET INCOME	$1,052,167	$5,725,150

BASIC INCOME PER COMMON SHARE:

Continuing Operations	$0.02	$0.07
Net Income	$0.01	$0.05

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	144,872,669	124,070,275

FULLY DILUTED INCOME PER COMMON SHARE

Continuing Operations	$0.02	$0.07
Net Income	$0.01	$0.05

WEIGHTED AVERAGE NUMBER OF
FULLY DILUTED COMMON SHARES OUTSTANDING	161,266,305	152,982,715

	The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Statements of Operations and Other Comprehensive Income - continued
For the Years Ended December 31, 2007 and 2006

	2007	2006

OTHER COMPREHENSIVE INCOME

NET INCOME	$1,052,167	$5,725,150

Foreign Currency Translation Adjustment	2705	-

Total Other Comprehensive Income	2,705	-

NET COMPREHENSIVE INCOME	$1,054,872	$5,725,150

POWDER RIVER PETROLEUM INTERNATIONAL, INC.
(Formerly Powder River Basin Gas Corp.)
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

			Additional			Other	Retained
	Common Stock		Paid-in	Subscription	Prepaid	Comprehensive	Earnings
	Shares	Amount	Capital	Receivable	Receivable	Income	(Deficit)

Balance, December 31, 2005	115,314,807	$115,315	$7,678,394	$(50,000)	$-	$2,705	$(2,230,220)

Common shares canceled	(120,000)	(120)	120	-		-	-

Common stock issued for services rendered valued at $0.21 per share	1,900,000	1,900	397,100	-	-	-	-

Common stock issued in exercise of common stock warrants at $0.10 and $0.16 per share	1,100,000	1,100	114,900	-		-	-

Common stock issued for the development and acquisition of oil and gas properties at prices ranging from $0.35 to $0.50 per share	1,000,000	1,000	424,000	-	(175,000)	-	-

Common stock issued for subscriptions receivable at $0.12 and $0.16 per share	2,000,000	2,000	278,000	(280,000)		-	-

Common stock issued for cash at $0.33 per share	2,000,000	2,000	658,000	-		-	-

Common stock issued for in exercise of common stock warrants at exercise prices ranging from $0.05 to $0.14 per share	13,725,387	13,725	913,274	-		-	-

Stock offering costs	-	-	(151,075)	-		-	-

Common stock issued for services rendered and prepaid services at $0.34 per share	200,000	200	67,800	-		-	-

Net income for the year ended December 31, 2006	-	-	-	-	-	-	5,725,150

Balance, December 31, 2006	137,120,194	$137,120	$10,380,513	$(330,000)	$(175,000)	$2,705	$3,494,930

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.
(Formerly Powder River Basin Gas Corp.)
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

			Additional			Other	Retained
	Common Stock		Paid-in	Subscription	Prepaid	Comprehensive	Earnings
	Shares	Amount	Capital	Receivable	Receivable	Income	(Deficit)

Balance, December 31, 2006	137,120,194	$137,120	$10,380,513	$(330,000)	$(175,000)	$2,705	$3,494,930

Common stock issued in exercise of common stock warrants at prices ranging from $0.04 to $0.30 per share, net of stock offering costs of $154,571	9,192,472	9,193	893,093	(30,000)		-	-

Common stock issued for expenses incurred on drilling projects and property development costs at $0.23 per share	2,000,000	2,000	458,000	-		-	-

Issuance and Extension of common stock warrants (Note 7)	-	-	1,222,431	-		-	-

Common stock warrants granted as a prepaid stock offering cost (Note 7)	-	-	886,976		(886,976)

Common stock issued pursuant to an employment agreement at $0.23 per share (Note 6)	1,500,000	1,500	343,500	-		-	-

Common shares repurchased at an average price of $0.28 per share	(895,100)	(895)	(249,105)

Currency translation adjustment						(2,705)

Net income for the year ended December 31, 2007	-	-	-	-	-	-	1,052,167

Balance, December 31, 2007	148,917,566	$148,918	$13,935,408	$(360,000)	$(1,061,976)	$-	$4,547,097

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,052,167	$5,725,150
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	202,015	98,672
Bad debt expense	39,759	95,481
Gain on settlement of debt	(60,000)	-
Additional expense for the granting or extension of warrants	1,222,431	-
Common stock issued pursuant to employment agreement	345,000	-
Common stock issued for services	-	424,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,870,688	(2,533,236)
(Increase) decrease in deposits and other assets	37	(149,500)
Decrease in deferred tax liability	-	19,893
Decrease in deferred tax asset	213,816	-
Increase in taxes payable	653,755	3,012,388
Increase in accounts payable and accrued expenses	922,921	412,430

Net Cash Provided by Operating Activities	7,462,589	7,105,778

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for oil and gas property development	(6,000,629)	(3,200,717)
Expenditures for property and equipment	(44,819)	(5,545)
Loan receivable advances	(355,534)	(1,221,719)
Deposit on Texoma purchase	(133,130)	-

Net Cash (Used) by Investing Activities	(6,534,112)	(4,427,981)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash paid for repurchase of common stock	(250,000)	-
Proceeds from stock deposits	-	446,286
Payments on notes payable and long-term liabilities	(1,648,000)	(2,807,602)
Proceeds from the exercise of common stock warrants, net of costs	426,000	152,375
Proceeds from issuance of common stock	-	660,000

Net Cash (Used) by Financing Activities	(1,472,000)	(1,548,941)

EFFECT OF FOREIGN CURRENCY ADJUSTMENT	(2,705)	-

NET INCREASE (DECREASE) IN CASH	(546,228)	1,128,856

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,511,717	382,861

CASH AND CASH EQUIVALENTS AT END OF YEAR	$965,489	$1,511,717

	The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2007 and 2006

	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$11,549
Income taxes	$240,000	$-

NON-CASH FINANCING ACTIVITIES

Stock issued through the exercise of warrants pursuant
to a subscription receivable	$30,000	$280,000
Additional expense for the granting or extension of warrants	$1,222,431	$-
Common stock issued for acquired oil and gas properties
and capitalized costs	$460,000	$200,000
Oil and gas properties acquired through the issuance of debt	$-	$8,375,000
Common stock issued pursuant to an employment agreement	$345,000	$-
Common stock issued for services rendered	$-	$424,500
Common stock issued in lieu of stock deposits	$-	$831,625
Common stock issued for prepaid services	$-	$217,500
Common stock warrants issued as prepaid offering costs	$886,976	$-

	The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

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

During 2007, pursuant to a unanimous vote of the Company’s shareholders at a meeting held on October 30, 2007, the Company effected a change of domicile merger from the state of Colorado to the state of Oklahoma, and also effected a change in the corporate name to Powder River Petroleum International, Inc. (PWDR).

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

 During 2005, the following properties were acquired:

-

A 75% working interest in Lincoln County, Oklahoma, containing approximately 960 acres.

-

A reactivation project called the Monroe project, containing approximately 300 acres.

-

The Kirby lease in Polk County, Texas, containing one producer and one injection well.

-

A 75% working interest in the Weesatche project in Goliad County, Texas, containing approximately 2,300 acres.

-

A 75% working interest in a San Juan Basin project in New Mexico.  This is a re-work program as well as an offset drilling program, containing approximately 3,560 acres.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (Continued)

During 2006, the following properties were acquired:

-

An additional 20% working interest in the Weesatche project in Goliad County, Texas.

-

A 95% working interest in the Brookshire Salt Dome project in Waller County, Texas, containing approximately 647 acres.

-

A 100% working interest in a VF Foster lease in Amite County, Mississippi, which is a re-work program, containing approximately 40 acres.

-

A 65% working interest and a 48.75% net revenue interest in the Mcfadden Ranch in Victoria County, Texas, containing approximately 5,000 acres.

During 2007, the following property was acquired:

-

A 95% working interest in the Biamante project in Goliad County, Texas, containing approximately 1,308 acres.

Summary of Significant Accounting Policies

a.

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.

Basis of Consolidation

The consolidated financial statements include the accounts of Powder River Basin Gas Corp. and its wholly owned subsidiary.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

e.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms, typically requiring payment within thirty days from the invoice date, and are stated at the amount billed.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices. Management periodically reviews accounts receivable balances for uncollectible amounts.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

f.

Capital Structure

The Company has voting common stock of 200,000,000 shares authorized, with 148,917,566 shares issued and outstanding.  No dividends were paid in the 2006 and 2007 fiscal years, nor in any prior years.

g.

Allowance for Bad Debts

Bad debts on receivables are charged to expense in the year the receivable is determined uncollectible.   The allowance for bad debts on accounts receivable was $-0- and $90,751 as of December 31, 2007 and 2006, respectively.

h.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

i.

Revenue and Cost Recognition

We apply the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, we recognize revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Oil and Gas Properties

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  Capitalized interest for the years ended December 31, 2007 and 2006 was $-0-.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  During the years ended December 31, 2007 and 2006, the Company recorded depletion of $186,593 and $88,733 on its properties.  All other wells are incomplete as of December 31, 2007 and 2006.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

i.   Revenue and Cost Recognition (Continued)

Sale of Working Interests

The Company is also in the business of selling working interests to various individuals through an investment group in Singapore.  As the Company finds and purchases new properties, it makes arrangements to sell partial working interests to these various individuals referred by the Singapore group.  The revenues are recorded as operating revenues, net of any commission or other costs associated with earning the revenues.  The related percentage of capitalized cost of the property sold is also removed from the oil and gas property account and offset against the proceeds to calculate the net revenue recorded in the operating revenues.  Each working interest purchased by the investors provides the holder with a pro-rata percentage of production revenues which is based on the portion of the working interest that they actually invested in.  However, regardless of production generated from the property, the Company has guaranteed a minimum payment of at least 9% per annum of the holder’s investment until the full amount of the holder’s investment has been repaid (“breakeven point”).  Once the investor reaches this breakeven point, whereby all of his initial capital has been recovered, the investor is only entitled to receive his portion of the production based on his initial investment in the working interest.  In most instances, this means that to date, the Company has paid amounts to working interest holders that are well in excess of their pro-rata percentage of production revenues on properties where development has been slower and/or production is less than anticipated.   The amount paid to working interest holders during the years ended December 31, 2007 and 2006 was $4,413,406 and $1,230,703, respectively.

j.

Basic and Fully Diluted Income Per Share

The computation of basic and fully diluted income per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2007:
Basic EPS Income to common stockholders

Continuing Operations	$2,166,965	144,872,669	$0.02
Net Income	$1,052,167	144,872,669	$0.01

For the year ended December 31, 2006:
Basic EPS Income to common stockholders

Continuing Operations	$8,757,431	124,070,275	$0.07
Net Income	$5,725,150	124,070,275	$0.05

Common stock equivalents that have been used in the fully diluted calculation of EPS are as follows:

Reconciliation of Denominator:	2007	2006
Weighted Average Shares Outstanding	144,872,669	124,070,275
Stock Warrants Weighted Average	16,393,636	28,912,440
Weighted Average Fully Diluted Shares	161,266,305	152,982,715

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

j.  Basic and Fully Diluted Income Per Share (Continued)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2007:
Fully Diluted EPS Income to common stockholders:
Continuing Operations	$2,166,965	$161,266,305	$0.01
Net Income	$1,052,167	$161,266,305	$0.01

For the year ended December 31, 2006:
Fully Diluted EPS Income to common stockholders
Continuing Operations	$8,757,431	152,982,715	$0.06
Net Income	$5,725,150	152,982,715	$0.04

k.

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

l.

Property and Equipment

Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Vehicles	5 years
Computer equipment	3 years
Equipment	7 years

m.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  At December 31, 2007 and 2006, no impairments were recognized.

n.

Fair Value of Financial Instruments

The recorded amounts of financial instruments, including cash equivalents, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2007 and 2006.  The Company has no investments in derivative financial instruments.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

o.

Concentrations of Risk

Major Customers

Accounts receivable from one major customer, who is also a related party, totaled $608,000 (or 50.6% of net receivables) as of December 31, 2007.  All of the sales of working interest were also to this same related customer for the year ended December 31, 2007.

Accounts receivable from one major customer, who is also a related party, totaled $3,271,261 (or 76.9% of net receivables) as of December 31, 2006.  All of the sales of working interest were also to this same related customer for the year ended December 31, 2006.

Foreign Operations

The major customer mentioned above operates in various foreign countries.  The Company may be adversely affected by possible political or economic instability in these foreign countries.  The risks include, but are not limited to terrorism military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure.  Changes in development or investment policies or shifts in the prevailing political climate in these countries in which the Company operates could adversely affect the Company’s business.  Operations may be affected in varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety.  The effect of these factors cannot be accurately predicted.

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

Cash

The Company has, in its bank account, funds in excess of the $100,000 that is federally insured.  In the event of the failure of the bank, the Company would sustain a loss of funds that exceed $100,000.  At December 31, 2007, the amount of funds in a single account that exceeded the federally insured limit was $117,624.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

p.

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

POWDER RIVER PETROLEUM INTERNTIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

p.

  Newly Adopted Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 2 -

PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2007	2006

Vehicles	$24,855	$24,856
Computer equipment	10,962	9,042
Equipment	43,842	942

Totals	79,659	34,840
Less: accumulated depreciation	(27,935)	(12,513)

Property and Equipment – Net	$51,724	$22,327

Depreciation expense for the years ended December 31, 2007 and 2006, was $15,422 and $9,939, respectively.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 3 -

LOAN RECEIVABLE

The Company has advanced funds to a company that invests in various property transactions in and around Calgary.  The terms of the agreement are that the Company earns interest on the outstanding balance at a rate of 4% per annum.   The amount is unsecured and due on demand.  As of December 31, 2007 and 2006, the principal portion of this receivable balance was $1,500,000 and $1,200,000, respectively.  The interest portion of this receivable for the same period of time was $77,253 and $21,719, respectively.  In addition, the amount of interest income generated from this receivable for the years ended December 31, 2007 and 2006 was $55,533 and $21,719, respectively.  No payments had been received during the years ended December 31, 2007 and 2006.

NOTE 4 -

NOTES PAYABLE

As of December 31, 2007 and 2006 notes payable consisted of the following:

	December 31,
	2007	2006

Note payable to an individual, due on demand,
non-interest bearing.	$-	$33,000

Note payable to a company, due in August 2008,
non-interest bearing, secured by properties. ($60,000
of the outstanding balance of this note was forgiven for
early payment. The Company recorded a gain on the
settlement of debt of $60,000 for the year ended
December 31, 2007)	250,000	825,000

Note payable to a company, currently past due,
non-interest bearing, originally $50,000 due weekly,
secured by oil and gas properties.	5,025,000	6,125,000

Total Notes Payable	$5,275,000	$6,983,000

Less: current portion	(5,275,000)	(6,983,000)

Total Long-Term Notes Payable	$-	$-

NOTE 5 -

RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, the Company was owed $653,927 and $513,625, respectively, from Renco Energy, a related company by way of ownership of the Company’s CEO.  The related party is the operating company for the Osage lease and will therefore collect profits from that lease on behalf of PWDR.  None of these transactions between the related party and the Company are deemed to be at arms length.

Mark Chang (a prior director of the Company) is the principal of OilPods, a Singapore investment and marketing firm.  In fiscal 2007 and 2006, the Company paid OilPods approximately $4,274,236, and $4,940,528, respectively.  Mr. Chang’s marketing and investment firm receives a 20% commission on working interest sales generated through his company, as well as ongoing account maintenance fees related to those sales.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 6 -

COMMITMENTS AND CONTINGENCIES

The Company has entered into various oil and gas leases from several land owners.  Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production.  Some of the leases also provide for a minimum royalty.  As of December 31, 2007 and 2006, no royalties were due.

Employment Agreements

On May 10, 2007 the Company entered into an employment agreement with its Chief Executive Officer (CEO), effective January 1, 2007.  Per the terms of the agreement, the Company is to pay the CEO a salary of $600,000 per year, payable semi-monthly.  In addition, the Company will also pay a bonus of 10% of the Company’s net income before taxes of $750,000 per quarter.  For the year ended December 31, 2007, the Company paid bonuses of approximately $320,000 related to the terms of this agreement.  The majority of the bonuses paid were related to the first two quarters of the year.

Employment Agreements (Continued)

Effective August 15, 2007, the Company entered into an employment agreement with its Chief Financial Officer (CFO).  Per the terms of the agreement, the Company is to pay the CFO a salary of $180,000 per year, payable semi-monthly.  In addition, the Company will also pay a bonus of 3% of the Company’s net income before taxes as determined at the end of each fiscal quarter, on net income before taxes in excess of $750,000 per quarter.  On October 30, 2007, the Board of Directors approved an amended employment agreement with the CFO effective November 1, 2007, extending the term of his employment agreement to December 31, 2010, and adding a signing bonus of 1,500,000 shares of restricted common stock, valued at $345,000 with forfeiture provisions for early termination of the employment agreement.  The annual compensation and bonus provisions remain the same.

Director Compensation

During August 2007, the Company appointed two non-employee directors.  In connection with these appointments, the Company adopted a compensation plan which includes base annual compensation of $36,000 per director.  Board members may also be awarded performance bonuses based on increases in the profitability of the Company, and may be granted options under the 2007 Incentive Stock Option Plan.  Details of the performance bonus arrangements and potential option grants have not been finalized.

Retainer Agreement

On October 30, 2007, the Board of Directors approved a retainer agreement with an attorney, effective November 1, 2007 to December 31, 2010, for services as the Company’s general counsel. The agreement provides for a minimum monthly payment of $10,000 and included the grant of warrants for the purchase of 500,000 shares of the Company’s common stock at an exercise price of $.25 per share, exercisable until December 31, 2010.

Property Lease

The Company has entered into lease agreements for its corporate office in Calgary as well as office space in Tulsa, Oklahoma and an investor relations office in Singapore.  The term of the Calgary lease is for five years, expiring on April 27, 2010.  The annual basic rent payment in Canadian dollars is $28,460 plus GST for year one, $29,883 plus GST for years 2 – 3 and $31,306 plus GST for years 4 – 5.  The total area leased in Calgary is 2,846 square feet.  The Tulsa lease is on a month to month basis with monthly rental payments of $1,195.  The Singapore lease is for a term of two years, expiring on September 13, 2009.  The monthly rent payment in Singapore dollars is $5,400.  We believe these administrative offices will be adequate for our needs for the next 12 months.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 6 -

COMMITMENTS AND CONTINGENCIES (Continued)

The future minimum lease payments are as follows:

For the Years Ending December 31,
2008	$75,288
2009	62,135
2010	10,064
Thereafter	-

Total future minimum lease payments	$147,487

The Company recorded an expense of $43,345 and $22,131 for the years ended December 31, 2007 and 2006, respectively, related to these property leases.

Future Commitment on the Sales of Working Interest

Per the terms of the Company’s agreement with the investors that have purchased working interests in the Company’s oil and gas leases (See Note 1), each working interest purchased by the investors provides the holder with a pro-rata percentage of production revenues which is based on the portion of the working interest that they actually invested in.  However, regardless of production generated from the property, the Company has guaranteed a minimum payment of at least 9% per annum of the holder’s investment until the full amount of the holder’s investment has been repaid (“breakeven point”).  Therefore, until the holders break even point has been met, or until that Company is no longer able to meet this commitment there will be a monthly payment made to these investors.  As of December 31, 2007, the Company’s future commitment related to these agreements was approximately $33,082,449, as follows.

For the Years Ending December 31,
2008	$6,106,892
2009	6,106,892
2010	6,106,892
2011	6,106,892
2012	6,106,892
Thereafter	2,547,989

Total future working interest payments	$33,082,449

The Company recorded a contra revenue of $4,413,406 for the year ended December 31, 2007, related to these future commitments.  This amount represents the amount paid to working interest holders in relation to their working interest agreements with the Company.  See Note 1 for further details.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 7 -

STOCK TRANSACTIONS

During January 2006, the Company issued a total of 1,900,000 shares of common stock at $0.21 per share to various consultants for services rendered totaling $399,000.  The shares were valued based upon the market price of the shares on the date of issuance.

During January 2006, the Company issued 1,100,000 shares of common stock through the exercise of common stock warrants at prices ranging from $0.10 to $0.16 per share for total cash proceeds of $116,000.

During February 2006, the Company issued a total of 500,000 shares of common stock for work performed on one of the Company’s oil and gas properties.  The issuance was valued at $0.35 per share, the market value of the shares on the date of the agreement.  An additional 500,000 shares were issued during August 2006, pursuant to a purchase agreement for an additional 20% working interest in a property (see Note 8).  These shares were valued at $0.50 per share, the market value of the shares on the date of the agreement.

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

Also during the year ended December 31, 2006, the Company received proceeds of $446,286 for the exercise of 4,245,706 warrants to purchase shares of common stock, for which shares were issued during 2007.  The exercise prices ranged from $0.05 to $0.28 per share.

During 2007, the Company issued a total of 9,192,472 shares through the exercise of common stock warrants at prices ranging from $0.04 to $0.30 per share, for total proceeds of $902,286, less a subscription receivable of $30,000.  The shares were valued based upon the market price of the shares on the date of board approval.

Also during 2007, the Company issued 2,000,000 shares of common stock for expenses incurred on drilling projects and property development.  The issuance was valued at $0.23 per share, the market value of the shares on the date of the agreement.  This resulted in a total cost of $460,000 to the Company.

During 2007, the Company also issued 1,500,000 shares of restricted common stock at $0.23 per share to its CFO pursuant to an employment agreement.  The total expense related to this transaction was $345,000.  The shares were valued based upon the market price of the shares on the date of board approval.

In May 2007, the Company extended the maturity date on 2,000,000 common stock warrants, to a former Director of the Company, exercisable at prices ranging from $0.18 to $0.24 per share.  The extension of these warrants resulted in an additional expense of $201,399 for the year ended December 31, 2007.

In May 2007, the Company extended the maturity date on 2,000,000 common stock warrants, exercisable at $0.40 per share.  The extension of these warrants resulted in an additional expense of $75,589 for the year ended December 31, 2007.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 7 -

STOCK TRANSACTIONS (Continued)

In October 2007, the Company extended the maturity date on 4,000,000 common stock warrants exercisable at $0.185 per share, 2,000,000 of which were extended on behalf of the Company’s President and CEO and 2,000,000 warrants were extended on behalf of a significant shareholder.  An additional 500,000 common stock warrants exercisable at $0.21 per share, were extended on behalf of our general counsel.  The extension of these warrants resulted in an additional expense of $507,091 for the year ended December 31, 2007.

In October 2007, the Company extended the maturity date on 2,000,000 common stock warrants exercisable at prices ranging from $0.18 to $0.24 per share.  These common stock warrants were extended on behalf of a former Director of the Company.  The extension of these warrants resulted in an additional expense of $209,117 for the year ended December 31, 2007.

In October 2007, the Company granted 2,500,000 common stock warrants exercisable at $0.25 per share, 1,000,000 of which were granted to the President & CEO of the Company and 1,000,000 were granted to the former Directors of the Company.  This resulted in an expense of $229,235 for the year ended December 31, 2007.

On October 30, 2007, the Board of Directors approved an exclusive Investment Banking Agreement with Sunrise Securities Corporation (“Sunrise”) wherein Sunrise will act as the Company’s exclusive financial advisor and investment banker to render financial and other general advice to the Company including without limitation advice relating to capital structure, enhancing shareholder value and allocation of corporate assets, as well as advice with respect to any financings or transactions.  Sunrise will assist the Company in identifying, analyzing, structuring, negotiating and financing suitable business opportunities.  The term of the agreement is five years.  As compensation to Sunrise, the Company issued warrants for the purchase of 7,500,000 shares of its common stock at an exercise price of $0.25 per share exercisable for five years.  In the event that the Company completes a financing transaction during the term of the agreement, the Company will also pay Sunrise a commission of 8%.  If the transaction involves equity, Sunrise will also be entitled to warrants representing 7 % of the equity issuance.  The value of these warrants was recorded as a prepaid stock offering cost of $886,976 on the Company’s balance sheet as of December 31, 2007, and will be offset as a stock offering cost, against the proceeds expected to be received during 2008 and 2009.

During the year ended December 31, 2007, the Company repurchased and cancelled 895,100 shares of its own stock on the open market at prices ranging from $0.20 to $0.31 per share.  The total cost of these shares was approximately $250,000.  This program was determined to be ineffective by the Company, and will no longer be pursued.

NOTE 8 -

PROPERTY AND WORKING INTEREST SALES

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

On October 4, 2006, the Company purchased a 65% working interest and a 48.75% net revenue interest in a producing property for a total of $6,500,000.  The purchase price of $6,500,000 was originally to be paid in full by December 1, 2006 (See Note 4).

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 8 -

PROPERTY AND WORKING INTEREST SALES (Continued)

During 2006, the Company acquired a 95% working interest in the Brookshire Salt Dome project in Waller County, Texas, containing approximately 647 acres.  Two wells are currently in production.  During the year ended December 31, 2007, the Company sold 7.5% of its working interest in this property for a total of $4,800,000, net of selling costs.

During the year ended December 31, 2007, the Company sold an additional 17.5% of their working interest in the property mentioned in the previous paragraph, for a total of $11,200,000, net of selling costs.

During May 2007, the Company acquired a 95% working interest in the Biamante project in Goliad County, Texas, containing approximately 489 acres.  One well is currently in production.  During the year ended December 31, 2007, the Company sold approximately 10% of their working interest in this property for a total of $2,824,000, net of selling costs.

Since the Company is in the business of buying and selling working interests in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the years ended December 31, 2007 and 2006.  Net revenue recorded for the years ended December 31, 2007 and 2006 related to these sales transactions, net of any commissions or other costs associated with the transactions, was $14,489,824 and $12,620,202, respectively.

NOTE 9 -

COMMON STOCK WARRANTS

During the year ended December 31, 2007, the Company granted / extended a total of 20,500,000 warrants to purchase common stock as follows:

Warrants	Exercise Price	Dates of Expiration

2,000,000	$0.40	May 31, 2008
1,000,000	$0.18	July 31, 2008
1,000,000	$0.24	July 31, 2008
1,000,000	$0.18	December 31, 2010
1,000,000	$0.24	December 31, 2010
4,500,000	$0.185	December 31, 2010
		(see note 1 below)
2,500,000	$0.25	December 31, 2010
		(see note 1 below)
7,500,000	$0.25	November 1, 2012
		(see note 2 below)

The Company uses the Black-Scholes model to value stock options and warrants.  The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions, including volatility of the Company’s stock price, the weighted average risk-free rate, and the weighted average expected life of the options.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123, “Accounting for Stock-Based Compensation”.  Under the provisions of SFAS 123, additional expense of $1,222,431 was recorded for the year ended December 31, 2007 pursuant to the Black-Scholes option pricing model for these warrants, which was calculated based upon the following assumptions:

Risk free interest rate	3.85% - 4.95%
Expected life	1 to 3 years
Expected volatility	58.09% to 60.16%
Dividend yield	0.00%

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 9 -

COMMON STOCK WARRANTS (Continued)

Note 1:  A total of 3,000,000 of these options were granted or extended on behalf of an employee of the Company, and another 1,000,000 were granted to former Directors of the Company.  The new grants for the years were issued at the market price of the Company’s common stock on the date of issue and were recorded as compensation expense in the statement of operations.

Note 2:  The Company granted 7,500,000 common stock warrants exercisable at $0.25 per share pursuant to an investment banking agreement.  This transaction was recorded as a prepaid stock offering cost of $886,876 on the Company’s balance sheet in the equity section, for the year ended December 31, 2007 (See also Note 7).

During the year ended December 31, 2007, a total of 2,200,000 of the previously outstanding warrants were exercised, and 8,200,000 of the warrants expired, unexercised.   8,000,000 of the warrants that expired during the year were later extended by the Company, as discussed above.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, beginning of period	42,602,492	$0.16
Granted	-	$0.00
Expired/Cancelled	(2,608,068)	$0.04
Exercised	(17,825,387)	$0.09

Outstanding, end of period	22,169,037	$0.17
Exercisable	22,169,037	$0.17

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, beginning of period	22,169,037	$0.17
Granted	20,500,000	$0.24
Expired/Cancelled	(8,200,000)	$0.20
Exercised	(9,192,472)	$0.12

Outstanding, end of period	25,276,565	$0.23
Exercisable	25,276,565	$0.23

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

The following table summarizes the range of outstanding warrants as of December 31, 2006:

		Weighted
Range of	Number Outstanding	Average	Weighted
Exercise	at	Remaining	Average
Prices	December 31, 2006	Contractual Life	Exercise Price
		(in years)
$0.04 – 0.14	6,577,357	0.39	$0.070
$0.15 – 0.20	8,749,204	1.30	$0.186
$0.21 – 0.24	4,633,365	1.30	$0.229
$0.26 – 0.30	2,209,111	1.36	$0.281
$0.04 - 0.30	22,169,037

The following table summarizes the range of outstanding warrants as of December 31, 2007:

		Weighted
Range of	Number Outstanding	Average	Weighted
Exercise	at	Remaining	Average
Prices	December 31, 2007	Contractual Life	Exercise Price
		(in years)
$0.18 – 0.20	8,328,947	2.12	$0.19
$0.21 – 0.24	3,388,779	1.38	$0.24
$0.25 – 0.28	11,192,177	3.93	$0.25
$0.30 – 0.40	2,366,662	0.41	$0.26
$0.18 - $0.40	25,276,565

NOTE 10 -

OTHER INCOME (EXPENSES)

During June 2006, the Company also entered into a settlement agreement on a note payable, for an agreed-upon balance of $300,000.  This amount was recorded as other expense for the year ended December 31, 2006.

During the year ended December 31, 2007, the Company agreed to pay, in advance, a portion of a note payable held by a company.  In consideration for the early payment on the note, the note holder agreed to forgive $60,000 of the remaining balance.  The amount forgiven was recorded as a gain on the settlement of debt for the year ended December 31, 2007.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 11 -

INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Accounting Standards Number 109 (“SFAS No. 109”) “Accounting for Income Taxes”.  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes.

The tax provision for the years ended December 31, 2007 and 2006 consisted of the following:

	2007	2006

Current: Federal	$1,045,312	$3,012,388
Deferred: Federal	69,486	19,893

Total tax provision	$1,114,798	$3,032,281

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31, 2007 and 2006 are as follows:

	2007	2006

Depreciation: Federal	$1,360	$(5,311)
Reserve for bad debts: Federal	44,373	30,855
Stock for services	117,300	351,305

Deferred tax asset	$163,033	$376,849

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 11 -

INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax as determined by applying the U.S. federal income tax rate of 34% to pretax income from operations due to the following:

	2007	2006

Net Income	$878,562	$3,085,864
Permanent effects	371,427	(53,583)
Taxable temporary differences	132,178	172,609
Deductible temporary differences	(336,855)	(192,502)
Change in deferred tax asset valuation	69,486	19,893

Net tax provision	$1,114,798	$3,032,281

NOTE 12 -

SUBSEQUENT EVENTS

On October 31, 2007 (the effective date of this agreement was later amended to be January 1, 2008), the Board of Directors approved a stock purchase agreement (the Agreement) with Texoma Oil Field Services, Inc. (Texoma), a Nevada corporation, whereby the Company will enter into a long-term drilling and oil field services agreement pursuant to which Texoma is engaged on a priority basis to serve the needs of the Company with customary terms and conditions.  The Agreement stipulates that the Company will purchase 100% of the issued and outstanding shares of Texoma, and in exchange the Company agrees to pay the following; the Company will issue 2,000,000 shares of common stock of the Company at an agreed price of $1.00 per share, plus warrants to purchase an additional 2,000,000 shares of the Company, exercisable at $0.25 per share on or before October 31, 2010.  In addition, the Company will issue an 8 % promissory note in the principal amount of $500,000 to Texoma, payable in five payments of $100,000, with the final payment along with any accrued but unpaid interest to be made no later than November 1, 2008.  As of December 31, 2007, the Company had recorded a deposit in the amount of $133,130, related to amounts that had been paid in advance per the terms of this agreement.

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

On March 17, 2008, Jon Havelock and Mark Chang resigned their positions as members of the Company’s board of directors.  Mr. Havelock and Mr. Chang were originally appointed as directors in August 2007, and were subsequently elected as directors by the shareholders in October 2007.  Mr. Havelock and Mr. Chang have resigned to pursue other activities.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 13 -

PREPAID RECEIVABLE

During the year ended December 31, 2006 the company issued 500,000 shares of common stock at $0.35 per share for drilling services to be provided in the future.  The issuance of these shares was recorded as a prepaid drilling cost of $175,000 on the Company’s balance sheet in the equity section, for the years ended December 31, 2007 and 2006.

During the year ended December 31, 2007, the Company granted 7,500,000 common stock warrants exercisable at $0.25 per share pursuant to an investment banking agreement.  This transaction was recorded as a prepaid stock offering cost of $886,876 on the Company’s balance sheet in the equity section, for the year ended December 31, 2007 (See also Note 7 & 9).

NOTE 14 -

RESTATEMENT (Unaudited)

We have restated our financial statements for the interim periods ended March 31, 2007, June 30, 2007 and September 30, 2007, to reflect an issue identified during our regular review of our financial statements associated with the preparation of our annual report (10K) to be filed with the SEC.  Management and the board of directors concluded the restatement of these interim reports was necessary to reflect the change described below.

The restatement is due to the incorrect categorization and recording on the balance sheets of certain payments as “Other Assets, Prepaid production payments” instead of as contra revenue on the statements of operations.  The categorization relates to the payment to holders of working interests in certain of our properties. Each working interest in a particular property provides the holder with a pro-rata percentage of production revenues. However, regardless of production generated from the property, we guarantee a minimum annual payment of at least 9% of the holder’s investment until the initial investment has been repaid.  In most instances, this means that to date we have paid amounts to working interest holders that are well in excess of the pro-rata percentage of production revenues on properties where development has been slower and/or production less than we anticipated. Previously, we recorded payments to holders in excess of the actual production percentage as, in effect, an early pre-payment or credit to us.  On further examination of the actual contracts for the purchase of working interests, there is no provision for such a credit and, accordingly, we are conforming our reporting to the terms of the contracts.

A summary of the effects of the restatements is as follows.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	March 31,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)
CURRENT ASSETS

Cash and cash equivalents	$2,326,037	$2,326,037	$-
Accounts receivable - related parties, net	589,581	589,581	-
Accounts receivable	5,632,368	5,632,368	-
Deferred tax asset	376,849	376,849	-

Total Current Assets	8,924,835	8,924,835	-

PROPERTY AND EQUIPMENT (Net)	62,199	62,199	-

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	9,634,285	9,634,285	-
Properties being amortized	9,921,477	9,921,477	-
Accumulated amortization	(158,927)	(158,927)	-

Net Oil and Gas Properties	19,396,835	19,396,835	-

OTHER ASSETS

Deposits and other assets	887,213	397,500	(489,713)	(a)

Total Other Assets	887,213	397,500	(489,713)	(a)

TOTAL ASSETS	$29,271,082	$28,781,369	$(489,713)	(a)

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Balance Sheets
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	March 31,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)

CURRENT LIABILITIES

Accounts payable	$695,480	$695,480	$-
Stock deposits	650,064	650,064	-
Accrued expenses	1,075,502	1,075,502	-
Income taxes payable	4,384,170	4,384,170	-
Notes payable	6,299,000	6,299,000	-

Total Current Liabilities	13,104,216	13,104,216	-

Total Liabilities	13,104,216	13,104,216	-

STOCKHOLDERS' EQUITY

Common stock, 200,000,000 shares authorized of $0.001
par value, 139,223,194 and 116,414,807 shares issued
and outstanding, respectively	139,220	139,220	-
Capital in excess of par value	10,608,413	10,608,413	-
Subscriptions receivable	(330,000)	(330,000)	-
Other comprehensive income	2,705	2,705	-	(a)
Accumulated earnings	5,746,528	5,256,815	(489,713)
				(a)
Total Stockholders' Equity	16,166,866	15,677,153	(489,713)
				(a)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 29,271,082	$28,781,369	$(489,713)

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)
REVENUE

Oil and gas sales	$952,191	$952,191	$-
Property and working interest sales	4,740,843	4,740,843	-
Production payment to working interest owners	-	(489.713)	(489,713)	(a)

Total Revenue	5,693,034	5,204,000	(489,713)	(a)

EXPENSES

Depreciation, depletion and amortization	47,980	47,980	-
General and administrative	813,785	813,785	-
Marketing Administration	265,930	265,930	-
Bonuses	356,032	356,032	-
Legal and professional fees	103,177	103,177	-
Lease operating costs	707,040	707,040	-

Total Expenses	2,293,944	2,293,944

NET OPERATING INCOME	3,399,090	2,909,377	(489,713)	(a)

OTHER INCOME (EXPENSE)

Interest income	12,422	12,422	-

Total Other Income (Expense)	12,422	12,422	-

NET INCOME BEFORE INCOME TAXES	3,411,512	2,921,799	(489,713)	(a)

INCOME TAXES	(1,159,914)	(993,412)	166,502	(a)

NET INCOME	$2,251,598	$1,928,387	$(323,211)	(a)

BASIC INCOME PER COMMON SHARE	$0.02	$0.02	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	138,689,861	138,689,861	-

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,251,598	$1,928,387	$(323,211)	(a)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	47,980	47,980	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,456,725)	(1,456,725)	-
Increase in deposits and other assets	(504,713)	(15,000)	489,713	(a)
Increase in taxes payable	1,159,914	993,412	(166,502)	(a)
Increase in accounts payable and accrued expenses	1,214,736	1,214,736	-

Net Cash Provided by Operating Activities	2,712,790	2,712,790	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for oil and gas property development	(2,827,070)	(2,827,070)	-
Expenditures for property and equipment	(42,899)	(42,899)	-

Net Cash Provided by (Used in) Investing Activities	(2,869,969)	(2,869,969)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposits received	203,778	203,778	-
Payments on notes payable and long-term liabilities	(684,000)	(684,000)	-
Proceeds from issuance of common stock	230,000	230,000	-

Net Cash Provided by Financing Activities	(250,222)	(250,222)	-

NET INCREASE (DECREASE) IN CASH	(407,401)	(407,401)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,733,437	2,733,437	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,326,036	$2,326,036	$-

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

POWDER RIVER PETROLEUM INTERNATIONAL, INC.
Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	June 30,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)
CURRENT ASSETS

Cash and cash equivalents	$3,634,610	$3,634,610	$-
Accounts receivable - related parties, net	557,497	557,497	-
Accounts receivable	5,001,485	5,001,485	-
Deferred tax asset	376,849	376,849	-

Total Current Assets	9,570,441	9,570,441	-

PROPERTY AND EQUIPMENT (Net)	58,010	58,010	-

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	9,384,730	9,384,730	-
Properties being amortized	12,244,879	12,244,879	-
Accumulated amortization	(194,833)	(194,833)	-

Net Oil and Gas Properties	21,434,776	21,434,776	-

OTHER ASSETS

Prepaid production payments	664,723	-	(664,723)	(a)
Deposits and other assets	397,500	397,500	-

Total Other Assets	1,062,223	397,500	(664,723)	(a)

TOTAL ASSETS	$32,125,450	$31,460,727	$(664,723)	(a)

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Balance Sheets
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	June 30,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)
CURRENT LIABILITIES

Accounts payable	$917,513	$917,513	$-
Stock deposits	32,000	32,000	-
Accrued expenses	671,373	671,373	-
Income taxes payable	4,847,040	4,847,040	-
Notes payable	5,890,000	5,890,000	-

Total Current Liabilities	12,357,926	12,357,926	-

Total Liabilities	12,357,926	12,357,926	-

STOCKHOLDERS' EQUITY

Common stock, 200,000,000 shares authorized of $0.001
par value, 144,983,605 and 137,123,194 shares issued
and outstanding, respectively	144,984	144,984	-
Capital in excess of par value	11,301,189	11,301,189	-
Subscriptions receivable	(360,000)	(360,000)	-
Other comprehensive income	2,705	2,705	-
Accumulated earnings	8,678,646	8,013,923	(664,723)	(a)

Total Stockholders' Equity	19,767,524	19,102,801	(664,723)	(a)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,125,450	$31,460,727	$(664,723)	(a)

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the				For the
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	2007	Change		2007	2007	Change
	(As Previously	(As Restated)			(As Previously	(As Restated)
	Reported)				Reported)
REVENUE

Oil and gas sales, net	$648,548	$648,548	$-		$1,366,833	$1,366,833	$-
Property and working interest sales	4,800,000	4,800,000	-		9,540,843	9,540,843	-
Production payment to working interest owners	-	(175,010)	(175,010)	(a)	-	(664,723)	(664,723)	(a)

Total Revenue	5,448,548	5,273,538	(175,010)	(a)	10,907,676	10,242,953	(664,723)	(a)

EXPENSES

Depreciation, depletion and amortization	40,094	40,094	-		88,074	88,074	-
General and administrative	1,376,024	1,376,024	-		2,059,080	2,059,080	-
Marketing administration	200,166	200,166	-		466,096	466,096	-
Bonuses	317,643	317,643	-		673,675	673,675	-
Lease operating costs	126,460	126,460	-		833,500	833,500	-

Total Expenses	2,060,387	2,060,387	-		4,120,425	4,120,425	-

NET OPERATING INCOME	3,388,161	3,213,151	(175,010)	(a)	6,787,251	6,122,528	(664,723)	(a)

OTHER INCOME (EXPENSE)

Interest income	14,054	14,054	-		26,476	26,476	-

Total Other Income	14,054	14,054	-		26,476	26,476	-

NET INCOME BEFORE INCOME TAXES	3,402,215	3,227,205	(175,010)	(a)	6,813,727	6,149,004	(664,723)	(a)

INCOME TAXES	(1,156,753)	(1,097,250)	59,503	(a)	(1,630,010)	(1,404,004)	226,006	(a)

NET INCOME	$2,245,462	$2,129,955	$(115,507)	(a)	$ 5,183,717	$4,745,000	$(438,717)	(a)

BASIC INCOME PER COMMON SHARE	$0.02	$0.02	$0.00		$0.04	$0.04	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	141,582,007	141,582,007	-		141,314,604	141,314,604	-

OTHER COMPREHENSIVE INCOME

NET INCOME	$2,245,462	$2,129,955	$(115,507)	(a)	$ 5,183,717	$4,745,000	$(438,717)	(a)

Foreign currency translation adjustments	-	-	-		-	-	-

Total Other Comprehensive Income	-	-	-		-	-	-

NET COMPREHENSIVE INCOME	$2,245,462	$2,129,955	$(115,507)	(a)	$ 5,183,717	$4,745,000	$(438,717)	(a)

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,183,717	$4,745,000	$(438,717)	(a)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	88,074	88,074	-
Additional expense for the extension of warrants	201,399	201,399	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(793,758)	(793,758)	-
Increase in deposits, prepaids and other assets	(679,722)	(14,999)	664,723	(a)
Increase in taxes payable	1,622,784	1,396,778	(226,006)	(a)
Increase in accounts payable and accrued expenses	1,032,640	1,032,640	-

Net Cash Provided by Operating Activities	6,655,134	6,655,134	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for oil and gas property development	(4,900,917)	(4,900,917)	-
Expenditures for property and equipment	(42,899)	(42,899)	-

Net Cash Used by Investing Activities	(4,943,816)	(4,943,816)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable and long-term liabilities	(1,093,000)	(1,093,000)	-
Cash paid to repurchase shares	(83,145)	(83,145)	-
Proceeds from issuance of common stock	366,000	366,000	-

Net Cash Used by Financing Activities	(810,145)	(810,145)	-

NET INCREASE (DECREASE) IN CASH	901,173	901,173	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,733,437	2,733,437	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,634,610	$3,634,610	$-

SUPPLEMENTAL CASH FLOW INFORMATION

NON-CASH FINANCING ACTIVITIES

Stock issued through the exercise of warrants pursuant
to a subscription receivable	$30,000	$30,000	$-
Additional expense for the extension of warrants	$201,399	$201,399	$-

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	September 30,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)
CURRENT ASSETS

Cash and cash equivalents	$3,325,992	$3,325,992	$-
Accounts receivable - related parties, net	613,297	613,297	-
Accounts receivable, net	2,759,511	2,759,511	-
Deferred tax asset	376,849	376,849	-

Total Current Assets	7,075,649	7,075,649	-

PROPERTY AND EQUIPMENT (Net)	53,822	53,822	-

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	9,994,592	9,994,592	-
Properties being amortized	12,473,654	12,473,654	-
Accumulated amortization	(241,884)	(241,884)	-

Net Oil and Gas Properties	22,226,362	22,226,362	-

OTHER ASSETS

Prepaid production payments	2,473,963	-	(2,473,963)	(a)
Deposits and other assets	407,663	407,663	-

Total Other Assets	2,881,626	407,663	(2,473,963)	(a)

TOTAL ASSETS	$32,237,459	$29,763,496	$(2,473,963)	(a)

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Balance Sheets
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	September 30,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)
CURRENT LIABILITIES

Accounts payable	$555,000	$555,000	$-
Accrued expenses	422,670	422,670	-
Income taxes payable	4,820,221	4,820,221	-
Notes payable - current portion	5,431,000	5,431,000	-

Total Current Liabilities	11,228,891	11,228,891	-

LONG-TERM LIABILITIES

Note payable	100,000	100,000	-
Deferred tax liability	67,735	67,735	-

Total Long-Term Liabilities	167,735	167,735	-

Total Liabilities	11,396,626	11,396,626	-

STOCKHOLDERS' EQUITY

Common stock, 200,000,000 shares authorized of $0.001
par value, 147,845,980 and 137,123,194 shares issued
and outstanding, respectively	147,846	147,846	-
Capital in excess of par value	11,826,327	11,826,327	-
Subscriptions receivable	(360,000)	(360,000)	-
Other comprehensive income	2,705	2,705	-
Accumulated earnings	9,223,955	6,749,992	(2,473,963)	(a)

Total Stockholders' Equity	20,840,833	18,366,870	(2,473,963)	(a)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 32,237,459	$29,763,496	$(2,473,963)	(a)

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the				For the
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	2007	Change		2007	2007	Change
	(As Previously	(As Restated)			(As Previously	(As Restated)
	Reported)				Reported)
REVENUE

Oil and gas sales, net	$546,211	$546,211	$-		$1,913,044	$1,913,044	$-
Property and working interest sales	2,181,971	2,181,971	-		11,722,814	11,722,814	-
Production payment to working interest owners	-	(1,809,240)	(1,809,240)	(a)	-	(2,473,963)	(2,473,963)	(a)

Total Revenue	2,728,182	918,942	(1,809,240)	(a)	13,635,858	11,161,895	(2,473,963)	(a)

EXPENSES

Depreciation, depletion and amortization	51,240	51,240	-		139,314	139,314	-
General and administrative	613,517	613,517	-		2,683,248	2,683,248	-
Marketing administration	-	-	-		455,445	455,445	-
Bonuses	16,232	16,232	-		689,907	689,907	-
Lease operating costs	1,234,023	1,234,023	-		2,067,523	2,067,523	-

Total Expenses	1,915,012	1,915,012	-		6,035,437	6,035,437	-

NET OPERATING INCOME	813,170	(996,070)	(1,809,240)	(a)	7,600,421	5,126,458	(2,473,963)	(a)

OTHER INCOME

Interest income	13,057	13,057	-		39,533	39,533	-

Total Other Income	13,057	13,057	-		39,533	39,533	-

NET INCOME BEFORE INCOME TAXES	826,227	(983,013)	(1,809,240)	(a)	7,639,954	5,165,991	(2,473,963)	(a)

INCOME TAXES	(280,917)	-	280,917	(a)	(1,910,927)	(1,069,780)	841,147	(a)

NET INCOME	$545,310	$(983,013)	$(1,528,323)	(a)	$ 5,729,027	$4,096,211	$(1,632,816)	(a)

BASIC INCOME PER COMMON SHARE	$0.00	$0.00	$-		$0.04	$0.03	$(0.01)	(a)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	146,740,499	146,740,499	-		143,141,122	143,141,122	-

OTHER COMPREHENSIVE INCOME

NET INCOME	$545,310	$(983,013)	$(1,528,323)	(a)	$ 5,729,027	$4,096,211	$(1,632,816)	(a)

Foreign currency translation adjustments	-	-	-		-	-	-

Total Other Comprehensive Income	-	-	-		-	-	-

NET COMPREHENSIVE INCOME	$545,310	$(983,013)	$(1,528,323)	(a)	$ 5,729,027	$4,096,211	$(1,632,816)	(a)

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 -

RESTATEMENT (Continued)

Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2007	2007	Change
	(As Previously	(As Restated)
	Reported)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,729,027	$4,096,211	$(1,632,816)	(a)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	139,313	139,313	-
Additional expense for the extension of warrants	201,399	201,399	-
Changes in operating assets and liabilities:			-
Increase in accounts receivable	1,392,416	1,392,416	-
Increase in deposits, prepaids and other assets	(2,499,125)	(25,162)	2,473,963	(a)
Increase in deferred tax liability	67,735	67,735	-
Increase in taxes payable	1,595,965	754,818	(841,147)	(a)
Increase in accounts payable and accrued expenses	421,424	421,424	-

Net Cash Provided by Operating Activities	7,048,154	7,048,154	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for oil and gas property development	(5,739,554)	(5,739,554)	-
Expenditures for property and equipment	(42,899)	(42,899)	-

Net Cash Used by Investing Activities	(5,782,453)	(5,782,453)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock deposits received	-	-	-
Payments on notes payable and long-term liabilities	(1,552,000)	(1,552,000)	-
Cash paid to repurchase shares	(83,145)	(83,145)	-
Proceeds from issuance of common stock	862,000	862,000	-

Net Cash Used by Financing Activities	(773,145)	(773,145)	-

NET INCREASE (DECREASE) IN CASH	492,556	492,556	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,733,437	2,733,437	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,225,993	$3,225,993	$-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Income taxes	$240,000	$240,000	$-

NON-CASH FINANCING ACTIVITIES

Stock issued through the exercise of warrants pursuant
to a subscription receivable	$30,000	$30,000	$-
Additional expense for the extension of warrants	$201,399	$201,399	$-

(a)	Reduction of prepaid production payments as previously discussed.

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

S.F.A.S.  69  Supplemental Disclosures

December 31, 2007 and 2006

(Unaudited)

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES

(1)

Capitalized Costs Relating to

Oil and Gas Producing Activities

(In Thousands)

	December 31,
	2007	2006
Proved oil and gas producing properties and related
lease and well equipment	$12,222	$7,930
Accumulated depreciation and depletion	(301)	(114)

Net Capitalized Costs	$11,921	$7,816

(2)

Costs Incurred in Oil and Gas Property

Acquisition, Exploration, and Development Activities

(In Thousands)

	For the Years Ended
	December 31,
	2007	2006
Acquisition of Properties
Proved	$-	$500
Unproved	132	6,500
Exploration Costs	-	-
Development Costs	6,328	4,970

Total Costs Incurred	$6,460	$11,970

The Company does not have any investments accounted for by the equity method.

(3)

Results of Operations for

Producing Activities

(In Thousands)

	For the Years Ended
	December 31,
	2007	2006
Sales	$(1,067)	$554
Production costs	(4,516)	(1,224)
Depreciation and depletion	(187)	(89)

Results of operations for producing activities
(excluding corporate overhead and interest costs)	$(5,770)	$(759)

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

S.F.A.S.  69  Supplemental Disclosures

December 31, 2007 and 2006

(Unaudited)

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)

(4)

Reserve Quantity Information

                    (In Thousands)

Proved developed and undeveloped reserves:	Oil	Gas
	BBL	MCF
Balance, December 31, 2006	16,075	167,921

Purchases of reserves in place	-	-
Change in estimates	-	-
Production	(8)	(225)

Balance, December 31, 2007	16,067	167,696

Proved developed reserves (in thousands):	Oil	Gas
	BBL	MCF
Beginning of the year ended December 31, 2007	474	130,644
End of the year ended December 31, 2007	474	130,644

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

POWDER RIVER PETROLEUM INTERNATIONAL, INC.

(Formerly Powder River Basin Gas Corp.)

S.F.A.S.  69  Supplemental Disclosures

December 31, 2007 and 2006

(Unaudited)

S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued)

(5)                                               Standardized Measure of Discounted

Future Net Cash Flows Relating to

Proved Oil and Gas Reserves

(Continued)

At December 31, 2007	(In Thousands)

Future cash inflows	$972,169
Future production and development costs	(317,354)
Future net inflows before income taxes	654,815
Future income tax expense	(102,013)
Future net cash flows	552,801
10% annual discount for estimated timing of cash flows	(169,881)

Standardized measure of discounted future net cash flows	$382,920

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