Form 10-Q
period 2008-03-31
POWDER RIVER PETROLEUM INTERNATIONAL, INC.
filed 2008-05-28
CIK 1125557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

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

Large accelerated filing [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At May 9, 2008, there were outstanding 147,845,980 shares of the Registrant's Common Stock, $.001 par value.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited balance sheet at March 31, 2008 and our audited balance sheet at December 31, 2007; the related unaudited statements of operations for the three month period ended March 31, 2008 and 2007; and the related unaudited statement of cash flows for the three month period ended March 31, 2008 and 2007, are attached hereto.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Balance Sheets

ASSETS

	Mar. 31,	Dec. 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$183,340	$965,489
Accounts receivable - related parties, net	657,336	653,927
Accounts receivable, net	89,302	1,200,850
Loan receivable	1,500,000	1,500,000
Interest receivable	92,253	77,253
Deferred tax asset	163,033	163,033
Total Current Assets	2,685,264	4,560,552

PROPERTY AND EQUIPMENT (Net)	88,716	51,724

OIL AND GAS PROPERTIES USING
FULL COST ACCOUNTING

Properties not subject to amortization	11,010,158	10,967,771
Properties being amortized	13,012,156	12,221,550
Accumulated amortization	(346,728)	(300,567)

Net Oil and Gas Properties	23,675,586	22,888,754

OTHER ASSETS

Deposits and other assets	97,300	340,593
Total Other Assets	97,300	340,593

TOTAL ASSETS	$26,546,866	$27,841,623

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	Mar. 31,	Dec. 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$2,342,203	$814,324
Accrued expenses	129,810	664,741
Income taxes payable	2,638,783	3,878,011
Notes payable	5,675,000	5,275,000
Total Current Liabilities	10,785,796	10,632,076

Total Liabilities	10,785,796	10,632,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, 200,000,000 shares authorized of $0.001
par value, 151,279,635 and 148,917,566 shares issued
and outstanding, respectively	151,280	148,918
Capital in excess of par value	14,553,220	13,935,408
Subscriptions receivable	(360,000)	(360,000)
Prepaid receivable	(886,976)	(1,061,876)
Accumulated earnings	2,303,546	4,547,097
Total Stockholders' Equity	15,761,070	17,209,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,546,866	$27,841,623

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007
REVENUE
Oil and gas sales	$546,490	$952,191
Property and working interest sales	700,000	4,740,843
Production payment to working interest owners	(664,711)	(489,713)
Total Revenue	581,779	5,203,321

EXPENSES
Depreciation, depletion and amortization	51,038	47,980
Lease operating costs	420,931	707,040
Salary and wages	711,992	203,500
Bonuses	-	356,032
Legal and professional fees	102,844	103,177
Travel and entertainment	164,792	184,418
Investor relations	52,550	240,209
Marketing Administration	504,479	265,930
Directors fees	6,000	-
Other general and administrative	468,614	185,658
Total Expenses	2,483,240	2,293,944
NET OPERATING INCOME	(1,901,461)	2,909,377

OTHER INCOME (EXPENSE)
Loss on Goodwill Impairment	(1,322,760)	-
Interest income	15,000	12,422
Total Other Income (Expense)	(1,307,760)	12,422

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(3,209,221)	2,921,799
INCOME TAXES	965,670	(993,412)

NET INCOME (LOSS)	$(2,243,551)	$1,928,387
BASIC INCOME (LOSS) PER COMMON SHARE
Continuing Operations	$(0.02)	$0.02
Net Income (Loss)	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	151,064,591	138,689,861

FULLY DILUTED INCOME (LOSS) PER COMMON SHARE
Continuing Operations	$(0.02)	$0.02
Net Income (Loss)	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF
FULLY DILUTED COMMON SHARES OUTSTANDING	151,064,591	158,290,308

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,243,551)	$1,928,387
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	51,038	47,980
Loss on goodwill impairment	1,322,760	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts and loans receivable	1,078,139	(1,444,303)
(Increase) decrease in interest receivable	15,000	(12,422)
(Increase) decrease in deposits and other assets	143,293	(15,000)
Increase (decrease) in taxes payable	(1,239,228)	993,412
Increase in accounts payable and accrued expenses	992,848	1,214,736
Net Cash Provided by Operating Activities	120,299	2,712,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for oil and gas property development	(760,579)	(2,827,070)
Expenditures for property and equipment	(41,869)	(42,899)
Net Cash Provided by (Used in) Investing Activities	(802,448)	(2,869,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock deposits received	-	203,778
Payments on notes payable and long-term liabilities	(100,000)	(684,000)
Proceeds from issuance of common stock	-	230,000
Net Cash Provided by Financing Activities	(100,000)	(250,222)
NET INCREASE (DECREASE) IN CASH	(782,149)	(407,401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	965,489	2,733,437

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183,340	$2,326,036

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER PETROLEUM INTERNATIONAL, INC
(Formerly Powder River Basin Gas Corp.)
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$244,411	$-

NON-CASH FINANCING ACTIVITIES

Common stock warrants, debt and prepaid expenses issued to acquire interest in Texoma	$1,322,760	$-
Common stock issued in relation to oil and gas properties	$72,424	$-

The accompanying notes are an integral part of these consolidated financial statements.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 1 -

BASIS OF PRESENTATION

The financial information included herein is unaudited and has been prepared consistent with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, these financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented.

The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -

BASIC AND FULLY DILUTED INCOME PER SHARE

The computation of basic and fully diluted income per share of common stock is based on the weighted average number of shares outstanding for the three months ended March 31, 2008 and 2007.

	Income/(Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2008:
Basic EPS Income to common stockholders

Continuing Operations	$(3,209,221)	151,064,591	$(0.02)
Net Loss	$(2,243,551)	151,064,591	$(0.01)

For the three months ended March 31, 2007:
Basic EPS Income to common stockholders

Continuing Operations	$2,921,799	138,689,861	$0.02
Net Income	$1,928,387	138,689,861	$0.01

Common stock equivalents that have been used in the fully diluted calculation of EPS are as follows:

Reconciliation of Denominator:	2008	2007
Weighted Average Shares Outstanding	151,064,591	138,689,861
Stock Warrants Weighted Average	27,232,609	19,600,447
Weighted Average Fully Diluted Shares	178,297,200	158,290,308

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2008:
Fully Diluted EPS Income to common stockholders:
Continuing Operations	$(3,209,221)	151,064,591	$(0.02)
Net Income	$(2,243,551)	151,064,591	$(0.01)

For the three months ended March 31, 2007:
Fully Diluted EPS Income to common stockholders
Continuing Operations	$2,921,799	158,290,308	$0.02
Net Income	$1,928,387	158,290,308	$0.01

Common stock equivalents, consisting of 27,232,609 in warrants were considered but were not included in the computation of loss per share at March 31, 2008, because they would have been anti-dilutive.  The 4,700,000 warrants considered during March 31, 2007 were included in the computation of diluted earnings per share at March 31, 2007.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 3 -

OIL AND GAS PROPERTIES

The full cost method is used in accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.  In addition, depreciation on property and equipment used in oil and gas exploration and interest costs incurred with respect to financing oil and gas acquisition, exploration and development activities are capitalized in accordance with full cost accounting.  Capitalized interest for the three months ended March 31, 2008 and 2007 was $0.  All capitalized costs of proved oil and gas properties subject to amortization are being amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects not subject to amortization are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  As of March 31, 2008 and December 31, 2007, proved oil and gas reserves had been identified on certain of the Company’s oil and gas properties.  During the three months ended March 31, 2008 and 2007, the Company recorded depletion of $46,161 and $44,953 on its producing properties.  All other wells are incomplete as of March 31, 2008.

NOTE 4 -

COMMITMENTS AND CONTINGENCIES

The Company has entered into various oil and gas leases from several land owners.  Associated with the agreements, the Company is committed to various royalty agreements ranging from 15% to 25% of gross revenue production.  Some of the leases also provide for a minimum royalty.  As of March 31, 2008, and December 31, 2007, no royalties were due.

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

The future minimum lease payments are as follows:

For the Years Ending December 31,
2008	$48,733
2009	62,135
2010	10,064
Thereafter	-

Total future minimum lease payments	$120,932

The Company recorded an expense of $26,555 and $7,015 for three month period ending March 31, 2008 and 2007, respectively, related to these property leases.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 4 -

COMMITMENTS AND CONTINGENCIES (Continued)

Future Commitment on the Sales of Working Interest

Per the terms of the Company’s agreement with the investors that have purchased working interests in the Company’s oil and gas leases, each working interest purchased by the investors provides the holder with a pro-rata percentage of production revenues which is based on the portion of the working interest that they actually invested in.  However, regardless of production generated from the property, the Company has guaranteed a minimum payment of at least 9% per annum of the holder’s investment until the full amount of the holder’s investment has been repaid (“breakeven point”).  Therefore, until the holders break even point has been met, or until that Company is no longer able to meet this commitment there will be a monthly payment made to these investors.  As of March 31, 2008, the Company’s future commitment related to these agreements was approximately $33,082,449, as follows.

For the Years Ending December 31,
2008	$6,106,892
2009	6,106,892
2010	6,106,892
2011	6,106,892
2012	6,106,892
Thereafter	2,547,989

Total future working interest payments	$33,082,449

The Company recorded a contra-revenue of $664,711 for the three months ended March 31, 2008, related to these future commitments.  This amount represents the amount owed to working interest holders in relation to their working interest agreements with the Company.

NOTE 5 -

SIGNIFICANT TRANSACTIONS

During February 2008, the Company issued 362,069 shares of common stock for expenses incurred on drilling projects and property development.  The issuance was valued at $0.20 per share, the market value of the shares on the date of the agreement.  This resulted in a total cost of $72,414 to the Company.

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

	For the three month period ended Mar. 31, 2008	For the three month period ended Mar. 31, 2007
Risk free interest rate	3.07-3.94%	2.89%
Expected life	1.25 years	1.25 years
Expected volatility	58.10%	58.10%
Dividend yield	0.00%	0.00%

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 5 -

SIGNIFICANT TRANSACTIONS (Continued)

During the three months ended March 31, 2008, the Company sold approximately 2.5% of their working interest in this property to an unrelated party for a total of $840,000, less a commission of $140,000.  The receivable balance related to this transaction at March 31, 2008 was $-0-.

Since the Company is in the business of buying and selling working interest in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months ended March 31, 2008 and 2007.

NOTE 6 -

PURCHASE OF TEXOMA

In the review process in connection with the preparation of the financial statements included in this report, we have determined that there are a number of outstanding and unresolved issues in connection with the Company’s previously announced acquisition of Texoma Oil Field Services, Inc. (Texoma), a Nevada corporation. Although the purchase documents for the first half of the Texoma transaction were executed, Texoma never supplied the required list of assets held by Texoma.  These assets were represented to include three complete drilling rigs and related equipment.  It now appears that no such assets were ever held by Texoma.  In addition, it appears that although the agreement on the second half of the transaction was announced and draft documents were prepared, no agreements were actually executed by the parties.  At this filing date, the Company is therefore reporting all of the expenses incurred in connection with the transaction to date (see Note 7 below) but cannot report that any assets were acquired. Management is working with Texoma to resolve this matter as quickly as possible and a tentative settlement has been reached (see Note 9 below).

On October 31, 2007 (the effective date of this agreement was later amended to be January 1, 2008), the Board of Directors approved a stock purchase agreement (the Agreement), whereby the Company would enter into a long-term drilling and oil field services agreement pursuant to which Texoma was engaged on a priority basis to serve the needs of the Company with customary terms and conditions.  The original Agreement stipulated that the Company would purchase 50% of the issued and outstanding shares of Texoma, and the subsequent amended agreement stiputlated that the Company would purchase the remaining 50% of the issued and outstanding shares of Texoma. In exchange the Company agreed to pay the following; the Company was to issue a total of 4,000,000 shares of common stock of the Company at an agreed price of $1.00 per share, plus warrants to purchase an additional 4,000,000 shares of the Company, exercisable at $0.25 per share on or before October 31, 2010.  In addition, the Company issued an 8% promissory note in the principal amount of $500,000 to Texoma, payable in five payments of $100,000, with the final payment along with any accrued but unpaid interest to be made no later than November 1, 2008.  As of March 31, 2008, the Company had made the first payment of $100,000.

The Agreement also had a purchase price guarantee, whereby the Company agreed that if the fair market value (FMV) of its common stock on the OTC BB or other market in which the Company’s common stock is trading on October 31, 2009 was not equal to or above $1.00 per share, then the Company would purchase at the Seller’s option that number of shares (up to 2,000,000) as shall equal $2,000,000 paid for at the FMV on October 31, 2009.  “FMV” shall mean for shares traded on the OTC BB, the average between the bid and the ask on the 20 trading days prior to the date in question and if traded on an exchange, then the average closing price on the 20 days prior to the date in question.

When the transaction was initial recorded on the books of the Company, it was recorded as Goodwill in the amount of $1,322,760 (see Note 7 below).

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 7 -

GOODWILL IMPAIRMENT

Because the Company has been unable to confirm that Texoma had any assets at the time it entered into the purchase agreement described above (see Note 5), we are recording all expenses in connection with the transaction as well as some previously outstanding receivables from Texoma as a goodwill impairment as follows:

2,000,000 shares of common stock at $0.18 per share	$360,000
Promissory Note	500,000
2,000,000 common stock warrants	187,760
Drilling costs prepaid by PWDR in 2006, services were never performed	100,000
Stock issued in 2006 for prepaid drilling services that were never performed	175,000

Total amount paid for a 50% interest in Texoma	1,322,760
Impairment on purchase of Texoma	(1,322,760)

Remaining value of Goodwill in Texoma	$-

NOTE 8 -

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a large working capital deficit and is currently dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to continue to implement their business strategy to generate the necessary revenue to support operations.  The Company’s expects revenues to continue to increase, and management expects to report net income in the coming year.

NOTE 9 -     SUBSEQUENT EVENT

On May 23, 2008, the Company signed a Letter of Intent (LOI), with CAVU Capital, LLC (CAVU) to purchase oil field drilling rigs and other related equipment.  It is intended that the Company will deliver a promissory note currently estimated at $3,380,000, secured by the property purchased, which will automatically be reduced to the fair market value of the assets purchased based upon an independent appraisal of the property.  The term of the note has not yet been agreed upon, but the anticipated interest rate is 10% per annum.

It is also intended that the Company will enter into an agreement with CAVU, whereby, it will purchase a property lease in Baylor County, Texas.  The purchase price is intended to be $1,000,000, secured by the property being leased.  This agreement is intended to close no later that July 31, 2008, which deadline may be extended for 90 days by payment of $100,000.

Upon execution of this LOI, CAVU has agreed to loan Brian Fox, President and CEO, $300,000, and Brian Fox agrees to repay the amount by execution of a term note secured by his personal guaranty.  The $300,000 will then be loaned to the Company for required operating capital.

POWDER RIVER BASIN GAS CORP.

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 9 -     SUBSEQUENT EVENT (Continued)

One May 23, 2008, the Company also signed a Binding Memorandum of Settlement agreement (the Agreement), with Mark Cook, whereby the parties have agreed to settle all existing disputes relating to the previously disclosed purchase of Texoma Oil Field Services, Inc (Texoma), as well as related agreements with Mark Cook, including his management agreement and the purchase of the Baylor County property that was mentioned above.  Settlement terms are currently being negotiated but the initial terms require the issuance of an additional 2,000,000 shares of common stock, plus 4,000,000 common stock warrants at an exercise price 20% above the closing price on May 23, 2008.  In addition, Mark Cook would be entitled to receive $120,000 for management services through May 31, 2008, as well as approximately $35,000 in expenses incurred on behalf of the Company.  This amount will be offset against funds that have been advanced by the Company to Mark Cook in the approximate amount of $200,000.  The amounts will be reconciled and agreed to by both parties.

In April 2008, we entered into a lease arrangement for certain equipment, including a deep drilling rig and related equipment as well as a large combo pumping unit.  It is management’s intent to use the leased equipment continue to develop and maintain the leased properties that the Company now has.  It is also our intent to outsource the equipment to other oil and gas companies as an additional way to generate revenue.  It is estimated that our monthly payment obligations under this lease agreement will be approximately $150,000.

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

General.  We are in the business of acquiring and developing working interests in oil and gas properties. Through the period covered by this report, we have sold portions of working interests in acquired properties to help fund development of the properties as well as the acquisition of additional properties. Effective April 1, 2008, we have determined to cease selling working interests as described below. Management reviews and evaluates geological and other applicable technical data in order to determine the likely viability and possible profitability of commencing and completing multiple well drilling programs on the properties covered by the leases.  If we determine such programs to be viable, we use our own contractor or engage third party contractors to explore for, drill, re-work and further develop the properties in order to maximize economically justified oil and gas production from the leases in a cost effective manner.

During May 2007, the Company acquired a 95% working interest in the Biamante project in Goliad County, Texas, containing approximately 489 acres.  One well is currently in production.  During the three months ended March 31, 2008, the Company sold approximately 2.5% of their working interest in this property for a total of $840,000 less a commission of $140,000.  Since the Company is in the business of buying and selling working interest in producing oil and gas properties, the sale of working interests is being recorded as revenue in the accompanying statements of operations for the three months ended March 31, 2008 and 2007.

Recent Developments

Texoma Transaction - In the review process in connection with the preparation of the financial statements included in this report, we have determined that there are a number of outstanding and unresolved issues in connection with the Company’s previously announced acquisition of Texoma Oil Field Services, Inc. (Texoma), a Nevada corporation. Although the purchase documents for the first half of the Texoma transaction were executed, Texoma never supplied the required list of assets held by Texoma.  These assets were represented to include three complete drilling rigs and related equipment.  It now appears that no such assets were ever held by Texoma.  In addition, it appears that although the agreement on the second half of the transaction was announced and draft documents were prepared, no agreements were actually executed by the parties.  At this filing date, the Company is therefore reporting all of the expenses incurred in connection with the transaction to date (see Note 7 to the financial statements) but cannot report that any assets were acquired or that the Company’s acquisition of Texoma was ever completed. Management is working with Texoma to resolve this matter as quickly as possible and a tentative settlement has been reached (see Note 9 to the financial statements).

Working Interest Sales and Assignment of Properties - In March 2008, management entered into discussions with OilPods, our exclusive working interest marketing and sales partner, about changing the relationship between the parties.  As a result of these discussions, management determined that the Company and its shareholders would be best served by severing existing relationship with OilPods and entering into a new agreement under which OilPods would own the working interest in certain properties directly, undertake the obligations to the working interest holders and hire us as the operator to develop and sustain production, all effective as of April 1, 2008.  Accordingly, management has assigned the Company’s working interests in three of the Texas properties, Weesatche Goliad, Brookshire and Biamante, to OilPods.  Final details of the operating agreement between OilPods and the Company and the assumption of responsibilities by OilPods are being negotiated and management expects to file the final agreements when they are executed.

Liquidity and Capital Resources

At this filing date, we have a large working capital deficit and are currently dependent upon financing to continue operations.   We are actively seeking funding to maintain and expand oil and gas production activities for the balance of the 2008 fiscal year.  We are in the process of evaluating prospects for funding which management hopes will shortly result in adequate cash to insure the successful continuation of operations and development plans.  However, we cannot assure you that our financing efforts will be successful or that, if unsuccessful, we will be able to continue operating.

Our need for new capital is directly related to development, drilling and operating expenses to maintain and increase production on acquired properties as well as the possible acquisition of new oil and gas properties.  Management expects to eventually be able to finance new acquisitions and existing development, drilling and operating activities primarily out of cash flow but we have not yet achieved sufficient oil and gas production revenues to do so.  In addition, as of April 1, 2008, management determined to cease selling working interests through OilPods, as explained above.  Until now, we have relied on sales of such working interests to help fund development expenses.

As previously announced,   we have also entered into an investment banking arrangement.  However, we must complete a current reserves evaluation prior to receiving any funding under that agreement and the reserves evaluation is proceeding much more slowly than we anticipated due to a combination of difficulty in locating a reserves engineering company that can complete the evaluation and some problems we have experienced in obtaining, assembling and supplying the necessary information to the engineering firm we have located.  We are now making every effort to work with the engineering company to expedite the evaluation process but cannot predict when the evaluation will be completed.

In April 2008, we entered into a lease arrangement for certain equipment, including a deep drilling rig and related equipment as well as a large combo pumping unit.  It is management’s intent to use the leased equipment continue to develop and maintain the leased properties that the Company now has.  It is also our intent to outsource the equipment to other oil and gas companies as an additional way to generate revenue.  It is estimated that our monthly payment obligations under this lease agreement will be approximately $150,000.

Cash and cash equivalents on hand at March 31, 2008, was $183,340 as compared to $965,489 at March 31, 2007.  At March 31, 2008, accounts receivable from related parties totaled a net of $657,336 compared to $653,927 in the prior year period.  The related party is a company that is partially owned by our President.  Accounts receivable totaled $89,302 compared to $1,200,850 in the prior year period.

Net property and equipment at March 31, 2008 was $88,716, increased from $51,724 at March 31, 2007.  The increase is due to the acquisition of some machinery and equipment during the period.  Property and equipment consists primarily of vehicles and computer equipment associated with operations.

At March 31, 2008, net oil and gas properties totaled $23,675,586 compared to $22,888,754 at March 31, 2007. Management continues to examine potential prospects for new acquisitions but must first obtain adequate financing for continuing to develop and operate our existing properties.

At March 31, 2008, total assets were $26,546,866 compared to $27,841,623 at March 31, 2007.  Total liabilities increased to $10,785,796 at March 31, 2008 from $10,632,076 at March 31, 2007 due primarily to increases in accounts payable and notes payable, offset by decreases in accrued expenses and income taxes payable.

For the three months ended March 31, 2008, cash flows from operations totaled $120,299 compared to $2,712,790 in the prior year period.  The large decrease in net cash provided by operating activities is due to a large decrease in oil and gas sales.  This is due primarily to problems encountered during our transition from our previous drilling arrangement to having Texoma be our exclusive drilling company (but see Recent Developments above concerning the viability of our reliance on Texoma).  It is also due to a very large decrease in property and working interest sales. Historically, cash for operations has been generated primarily from sales of properties and working interests.  As stated above, management has determined to stop selling working interests and will focus on increasing production revenues.  Management hopes that oil and gas sales will increase substantially during the balance of fiscal 2008 provided that adequate financing can be secured.

For the three months ended March 31, 2008, cash used by investing activities totaled $802,448, for the development of oil and gas properties and for purchase of equipment. In the prior year, cash used by investing activities totaled $2,869,969, primarily for the development of properties.  The decrease in cash used investing activities reflects the constraints imposed by lack of funding.  It is management’s intention to continue to pursue its acquisition strategy as financing permits.

For the three months ended March 31, 2008, cash used by financing activities was $100,000 for payments on notes payable and long-term liabilities.  In the prior year, cash used cash used by financing activities was $250,222, including payments on notes payable and long-term liabilities, offset by stock deposits received and proceeds from the issuance of common stock.

Plans for continuing operations.   Provided that financing can be obtained, management believes that revenues from operations of developed properties will increase in the balance of fiscal 2008.  As of April 1, 2008, we are no longer selling working interests to finance new acquisitions or develop existing properties.  This change in management’s business strategy may require some adjustments and take some time to implement.  However, we believe that a renewed focus on increasing production will benefit the company and its shareholders in the future.

Results of Operations for the Three Months Ended March 31, 2008 compared with 2007

Revenues:  Total revenues decreased to $581,779 in the three months ended March 31, 2008 from $5,203,321 in the prior year period. During the three months ended March 31, 2008, we had revenues from oil and gas sales of $546,490, a decrease of $405,701 or approximately 43% compared to the three months ended March 31, 2007. We also had revenues from property and working interest sales of $700,000, a decrease of $4,040,843 or approximately 85% compared to the three months ended March 31, 2007.  The decrease in revenues from property and working interest sales for the three months ended March 31, 2008 is due primarily to the change in managements business strategy, which is to move away from the sale of working interest and turn the Company’s focus to oil and gas production as well as a new income stream related to outsourcing our drilling company.  The decrease in oil and gas sales is due primarily to slower than anticipated production as well as problems encountered during our transition from our previous drilling arrangement to having Texoma be our exclusive drilling company (see Recent Developments above concerning the viability of our reliance on Texoma).

Expenses:  Total expenses increased slightly for the three months ended March 31, 2008 over the prior year period, to $2,483,240 from $2,293,944.  The increase is attributable primarily to large increases in general and administrative expenses, marketing administration and salaries and wages, offset by decreases in lease operating costs and bonuses.

Other Expense:  Because we have been unable to confirm that Texoma had any assets at the time it entered into a purchase agreement with us (see Notes 5 and 7 to the financial statements and Recent Developments above), we are recording $1,322,760 as a loss on goodwill impairment at March 31, 2008.  Included in this total are all expenses incurred in connection with the Texoma transaction as well as some previously outstanding receivables from Texoma.

Net Loss:  Due primarily to the significant decrease in revenues and the loss on goodwill impairment recorded in connection with the Texoma transaction, we experienced a net loss of $2,243,551 for the three months ended March 31, 2008 compared to net income of $1,928,387 for the three months ended March 31, 2007.  Management believes that the change in business strategy to focus on production activities and related oil and gas sales can be successful if sufficient financing can be obtained to support operations through the balance of fiscal 2008.

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

In March 2008, the FASB issued SFAS No 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of SFAS No. 133”. SFAS No 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company does not expect the adoption of SFAS No. 161 to have an impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since May 2006, management has invested a total amount of $1,500,000 in a fund with a company in Calgary that is involved primarily in commercial property development in and around the Calgary area.  The real estate and property development market in the Calgary area has fallen over the past several years however the commercial building market is still relatively strong.  Management is in the process of withdrawing the funds but as of this filing date has not been able to do so.  The amount is recorded as a loan receivable on the Company’s balance sheet in the amount of $1,500,000 along with interest receivable of $92,253.

ITEM 4T. CONTROLS AND PROCEDURES

Our principal executive and principal financial officer have participated with management in the evaluation of effectiveness of the controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer cannot report that that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) are effective as of the end of the period covered by the report.

In our report on Form 10-K for the year ended December 31, 2007, we included management’s assessment that we had a number of material or significant deficiencies in our internal controls.  We have not yet been able to implement changes to address these deficiencies. There have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

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

 The Company is named defendant in a suit, Mader v. Powder River Basin Gas Corp., filed in Johnson County, Wyoming, CV 2007-0085.  The Plaintiff claims to have loaned $100,000 to the Company in January 2001, however the Company has no records of such a loan ever being received.  Brian Fox purchased a large block of common stock of the Company from Imperial Petroleum, Inc. with the usual and customary representations and warranties.  No disclosure was made regarding this loan.  The Company’s attempts to verify the existence of the alleged Mader loan have been unsuccessful.  A summary judgment in favor of the Plaintiff has been rendered for the full amount of the purported loan plus interest and attorneys’ fees totaling approximately $180,000.  The Company intends to appeal the summary judgment.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we issued the following shares of common stock:

-

2,000,000 shares through the exercise of common stock warrants to acquire 50% of Texoma, at $0.23 per share, for a total expense of $187,760.

-

2,000,000 shares to acquire 50% of Texoma, at $0.18 per share for a total cost of $360,000.

-

362,069 shares for expenses incurred on drilling projects and property development, at $0.20 per share, the market value of the shares on the date of the agreement.  This resulted in a total cost of $72,414 to the Company.

The shares issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

In connection with the preparation of this report, we have determined that there are a number of outstanding and unresolved issues in connection with the Company’s previously announced acquisition of Texoma Oil Field Services, Inc. (Texoma), a Nevada corporation.  Texoma represented it held assets including three complete drilling rigs and related equipment.  It now appears that no such assets were ever held by Texoma.  Also, although the agreement on the second half of the transaction was announced and draft documents were prepared, no agreements were actually executed by the parties.  Therefore the Company is reporting all of the expenses incurred in connection with the transaction to date but cannot report that any assets were acquired or that the Company’s acquisition of Texoma is completed (see Notes 5 and 7 to the financial statements). Management is working with Texoma to resolve this matter as quickly as possible and has reached a tentative settlement (see Note 9).

On March 31, 2008, management assigned the Company’s working interests in three of the Texas properties, Weesatche / Goliad, Brookshire and Biamante, to OilPods.  This assignment was made in connection with discussions with OilPods, our exclusive working interest marketing and sales partner, about changing our relationship. As a result of these discussions, management determined that the Company and its shareholders would be best served by severing existing relationship with OilPods and entering into a new agreement under which OilPods would own the working interest in certain properties directly, undertake the obligations to the working interest holders and hire us as the operator to develop and sustain production, all effective as of April 1, 2008.  Final details of the operating agreement between OilPods and the Company and the assumption of responsibilities by OilPods are being negotiated and management expects to file the final agreements when they are executed.

ITEM 6 - EXHIBITS

Exhibit No.	Description
31.1	Certification of principal executive officer per Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification of principal financial officer per Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification of principal executive officer per Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer per Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Powder River Basin Gas Corp.

Date: May 23, 2008

By: /s/ Brian Fox

Brian Fox, Chief Executive Officer and President

Date: May 23, 2008

By: /s/ Jeff Johnson

Jeff Johnson, Chief Financial Officer